Form 10-Q
period 1996-05-04
FINLAY FINE JEWELRY CORP
filed 1996-06-14
CIK 898684

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended    May 4, 1996
                                         ------------------

                                       or

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from                 to
                                         ---------------    ---------------

                        Commission File Number: 33-59380


                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3287757
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


          521 Fifth Avenue, New York, NY                       10175
      ---------------------------------------               ----------
     (Address of principal executive offices)               (zip code)

                                 (212) 808-2060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X*            No
                              ------               -----

As of June 12, 1996, there were 1,000 shares of common stock, par value $.01 per share of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 4, 1996

                                      INDEX


                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Statements of Operations for the thirteen
               weeks ended April 29, 1995 and May 4, 1996. . . . . . . . . . . 1

               Consolidated Balance Sheets as of February 3, 1996
               and May 4, 1996 . . . . . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Changes in Stockholder's
               Equity for the year ended February 3, 1996 and
               thirteen weeks ended May 4, 1996. . . . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows for the
               thirteen weeks ended April 29, 1995 and May 4, 1996 . . . . . . 4

               Notes to Consolidated Financial Statements. . . . . . . . . . . 5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . . 8


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I - FINANCIAL INFORMATION
  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          THIRTEEN WEEKS ENDED
                                                          --------------------
                                                          APRIL 29,    MAY 4,
                                                            1995        1996
                                                          ---------    ------

Sales. . . . . . . . . . . . . . . . . . . . . . . . .  $  112,716  $  130,719
Cost of sales. . . . . . . . . . . . . . . . . . . . .      53,841      64,038
                                                        ----------  ----------
  Gross margin . . . . . . . . . . . . . . . . . . . .      58,875      66,681
Selling, general and administrative expenses . . . . .      57,535      63,447
Depreciation and amortization. . . . . . . . . . . . .       2,411       2,638
                                                        ----------  ----------
  Income (loss) from operations. . . . . . . . . . . .      (1,071)        596
Interest expense, net. . . . . . . . . . . . . . . . .       5,361       5,243
                                                        ----------  ----------
  Income (loss) before income taxes. . . . . . . . . .      (6,432)     (4,647)
Provision (credit) for income taxes. . . . . . . . . .      (2,330)     (1,718)
                                                        ----------  ----------
  Net income (loss). . . . . . . . . . . . . . . . . .  $   (4,102) $   (2,929)
                                                        ----------  ----------
                                                        ----------  ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                      MAY 4,
                                                                                                     FEBRUARY 3,       1996
                                                                                                        1996        (UNAUDITED)
                                                                                                     -----------    -----------

                                                ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 25,737       $  3,214
  Accounts receivable -- department stores . . . . . . . . . . . . . . . . . . . . . . . . . .          18,889         27,453
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,860          9,220
  Merchandise inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         195,926        204,912
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,521          2,444
                                                                                                      --------       --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         244,933        247,243
                                                                                                      --------       --------
Fixed assets
  Equipment, fixtures and leasehold improvements . . . . . . . . . . . . . . . . . . . . . . .          65,206         68,267
  Less -- accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .          22,735         24,065
                                                                                                      --------       --------
     Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42,471         44,202
                                                                                                      --------       --------
Deferred charges and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,206          6,508
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          98,447         97,653
                                                                                                      --------       --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $393,057       $395,606
                                                                                                      --------       --------
                                                                                                      --------       --------

                                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      -       $ 71,812
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             206             21
  Accounts payable -- trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         125,817         69,781
  Accrued liabilities:
     Accrued salaries and benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,100         13,454
     Accrued miscellaneous taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,160          3,083
     Accrued insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,115          1,778
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,703            167
     Accrued management transition and consulting. . . . . . . . . . . . . . . . . . . . . . .           2,418          2,215
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,495         16,502
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,779          6,184
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             831            620
                                                                                                      --------       --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         179,624        185,617
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         135,002        135,000
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,044          6,211
                                                                                                      --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         320,670        326,828
                                                                                                      --------       --------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
   issued and outstanding 1,000 shares, respectively . . . . . . . . . . . . . . . . . . . . .               -              -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          69,241         69,241
  Distributions to investor group in excess of carryover basis . . . . . . . . . . . . . . . .         (24,390)       (24,390)
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,283         24,945
  Foreign currency translation adjustment. . . . . . . . . . . . . . . . . . . . . . . . . . .            (747)        (1,018)
                                                                                                      --------       --------
                                                                                                        72,387         68,778
                                                                                                      --------       --------
     Total liabilities and stockholder's equity. . . . . . . . . . . . . . . . . . . . . . . .        $393,057       $395,606
                                                                                                      --------       --------
                                                                                                      --------       --------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          DISTRIBUTIONS
                                                                           TO INVESTOR
                                           COMMON STOCK                     GROUP IN                    FOREIGN
                                        ------------------   ADDITIONAL     EXCESS OF    RETAINED      CURRENCY         TOTAL
                                         NUMBER                PAID-IN      CARRYOVER    EARNINGS     TRANSLATION   STOCKHOLDER'S
                                        OF SHARES   AMOUNT     CAPITAL        BASIS      (DEFICIT)    ADJUSTMENT       EQUITY
                                        ---------   ------   ----------   -------------  ---------    -----------   -------------

Balance, January 28, 1995. . . . . .       1,000     $ -      $42,506        $(24,390)     $9,924       $  (334)       $27,706
  Net income (loss). . . . . . . . .           -       -            -               -      19,739             -         19,739
  Dividends on Common Stock. . . . .           -       -            -               -      (1,380)            -         (1,380)
  Foreign currency translation
   adjustment. . . . . . . . . . . .           -       -            -               -           -          (413)          (413)
  Capital contribution from parent .           -       -       26,735               -           -             -         26,735
                                           -----     ---      -------        --------     -------       -------        -------
Balance, February 3, 1996. . . . . .       1,000       -       69,241         (24,390)     28,283          (747)        72,387
  Net income (loss). . . . . . . . .           -       -            -               -      (2,929)            -         (2,929)
  Dividends on Common Stock. . . . .           -       -            -               -        (409)            -           (409)
  Foreign currency translation
   adjustment. . . . . . . . . . . .           -       -            -               -           -          (271)          (271)
                                           -----     ---      -------        --------     -------       -------        -------
Balance, May 4, 1996 (unaudited) . .       1,000     $ -      $69,241        $(24,390)    $24,945       $(1,018)       $68,778
                                           -----     ---      -------        --------     -------       -------        -------
                                           -----     ---      -------        --------     -------       -------        -------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                        THIRTEEN WEEKS ENDED
                                                                                                      -----------------------
                                                                                                      APRIL 29,        MAY 4,
                                                                                                        1995            1996
                                                                                                      ---------        ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (4,102)      $ (2,929)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,624          2,896
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             188            279
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables. . . . . . . . . . . . . . . . . . . . . . . .         (15,017)       (14,930)
     Increase in merchandise inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .         (19,503)        (9,202)
     Increase in prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . .          (2,108)          (922)
     Decrease in accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .         (63,505)       (65,614)
                                                                                                      --------       --------
        NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . .        (101,423)       (90,422)
                                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements. . . . . . . . . . . . . . . . .          (2,728)        (3,602)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (806)           (83)
                                                                                                      --------       --------
        NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . .          (3,534)        (3,685)
                                                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility. . . . . . . . . . . . . . . . . . . . . . . . . . .         149,615        153,633
  Principal payments on revolving credit facility. . . . . . . . . . . . . . . . . . . . . . .         (91,179)       (81,821)
  Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (430)             -
  Capital contribution from parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,612              -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              61           (187)
                                                                                                      --------       --------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .          84,679         71,625
                                                                                                      --------       --------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . . . . . . . . . . .             101            (41)
                                                                                                      --------       --------
        DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .         (20,177)       (22,523)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .          23,182         25,737
                                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,005       $  3,214
                                                                                                      --------       --------
                                                                                                      --------       --------
Supplemental disclosure of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,614       $  8,537
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,179          4,809



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation ( "Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 4, 1996, and the results of operations and cash flows for the thirteen weeks ended April 29, 1995 and May 4, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 1996 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended February 3, 1996 ("Form 10-K"), previously filed.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1993, 1994, 1995 and 1996 relate to the fiscal years ended or ending January 29, 1994, January 28, 1995, February 3, 1996 and February 1, 1997, respectively. Each of the fiscal years includes fifty-two weeks except 1995, which includes fifty-three weeks. Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 71% of Finlay's domestic sales in 1995 were from operations in two major department store groups of which 48% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                 (UNAUDITED)
                                                  FEBRUARY 3,      MAY 4,
                                                     1996           1996
                                                  -----------    ----------
                                                        (IN THOUSANDS)

Jewelry goods - rings, watches and other
 fine jewelry (specific identification
 basis). . . . . . . . . . . . . . . . . . .        $202,860       $212,037
Less:  Excess of specific identification
 cost over LIFO inventory value. . . . . . .           6,934          7,125
                                                    --------       --------
                                                    $195,926       $204,912
                                                    --------       --------
                                                    --------       --------

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (CONTINUED)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended April 29, 1995 and May 4, 1996 by $174,000 and $191,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $199,079,000 and $198,825,000 at February 3, 1996 and May 4, 1996, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At April 29, 1995 and May 4, 1996, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 4, 1996, amounts outstanding under the Gold Consignment Agreement totalled 20,284 fine troy ounces, valued at approximately $7.9 million. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's consolidated balance sheet and therefore no related liability has been recorded.

NOTE 4 - LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

     Substantially all of the leases provide that the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the lessor in the event such transfers occur. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In many cases, Finlay is subject to limitations under its lease agreements with host department stores which prohibit Finlay from operating departments for other store groups within a certain geographical radius of the host store.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (CONTINUED)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                                     THIRTEEN WEEKS ENDED
                                                  --------------------------
                                                  APRIL 29,           MAY 4,
                                                    1995               1996
                                                  ---------           ------
                                                       (IN THOUSANDS)

Minimum fees. . . . . . . . . . . . . . . .        $ 1,830            $ 1,172
Contingent fees . . . . . . . . . . . . . .         16,283             19,634
                                                   -------            -------
     Total. . . . . . . . . . . . . . . . .        $18,113            $20,806
                                                   -------            -------
                                                   -------            -------


     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------

          1996 . . . . . . . . . . . . . . . . . . . . . . .        $ 6,188
          1997 . . . . . . . . . . . . . . . . . . . . . . .          3,804
          1998 . . . . . . . . . . . . . . . . . . . . . . .          2,679
          1999 . . . . . . . . . . . . . . . . . . . . . . .          2,381
          2000 . . . . . . . . . . . . . . . . . . . . . . .          2,200
          Thereafter . . . . . . . . . . . . . . . . . . . .         11,600
                                                                    -------
               Total minimum payments required . . . . . . .        $28,852
                                                                    -------
                                                                    -------

     Minimum payments shown above have not been reduced by minimum sublease payments of $253,000 due in the future under noncancellable subleases.

NOTE 5 - INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

     On April 6, 1995, the Holding Company completed an initial public offering (the "Offering") of 2,500,000 shares of its Common Stock at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Offering after deducting the underwriting discount of $2,300,000 and estimated expenses of $2,500,000 incurred in connection with the Offering, were $30,200,000. The net proceeds were used to repurchase $6,103,000 accreted balance of the Holding Company's 12% Senior Discount Debentures due 2005 (the "Debentures") at a price equal to $5,789,000, or approximately 95% of the accreted amount. The balance of the net proceeds were used to reduce a portion of the outstanding indebtedness ("Revolving Credit Reduction") under Finlay's $135,000,000 Revolving Credit Facility (the "Revolving Credit Facility") with General Electric Capital Corporation ("G.E. Capital"), which was accounted for as a capital contribution to Finlay Jewelry.

     Immediately prior to completion of the Offering, the holders of the Holding Company's 10% Series C Cumulative Preferred Stock ("Series C Preferred Stock") exchanged all outstanding shares of Series C Preferred Stock with the Holding Company for 2,581,784 shares of Common Stock (the "Series C Exchange"). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was
(i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C
Exchange, paid in kind at a quarterly rate of 2.5% and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share.

     G.E. Capital agreed to reduce the interest rate on the Revolving Credit Facility by 0.5% concurrent with the Offering. Finlay and G.E. Capital amended the Revolving Credit Facility in March, 1995 pursuant to which the Holding Company became a co-obligor with Finlay Jewelry under the Revolving Credit Facility with respect to a portion of the borrowings thereunder.


PART I - FINANCIAL INFORMATION
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:


STATEMENT OF OPERATIONS DATA
       (UNAUDITED)
                                                         THIRTEEN WEEKS ENDED
                                                         ---------------------
                                                         APRIL 29,     MAY 4,
                                                           1995        1996
                                                         ---------     -------

Sales. . . . . . . . . . . . . . . . . . . . . . . . .    100.0%       100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . .     47.8         49.0
                                                         --------     --------
    Gross margin . . . . . . . . . . . . . . . . . . .     52.2         51.0
Selling, general and administrative expenses . . . . .     51.0         48.5
Depreciation and amortization. . . . . . . . . . . . .      2.1          2.0
                                                         --------     --------
    Income (loss) from operations. . . . . . . . . . .     (0.9)         0.5
Interest expense, net. . . . . . . . . . . . . . . . .      4.8          4.0
                                                         --------     --------
    Income (loss) before income taxes. . . . . . . . .     (5.7)        (3.5)
Provision (credit) for income taxes. . . . . . . . . .     (2.1)        (1.3)
                                                         --------     --------
    Net income (loss). . . . . . . . . . . . . . . . .     (3.6)%       (2.2)%
                                                         --------     --------
                                                         --------     --------


THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 29,
1995

     SALES. Sales for the thirteen weeks ended May 4, 1996 increased $18.0 million, or 16.0%, over the comparable period for 1995. Comparable department sales (departments open for the same months during comparable periods) increased 14.9%. Management attributes this increase in comparable department sales primarily to intensified promotion of key items and best value programs as well as joint marketing efforts coordinated with several host store groups. In addition, there was one additional week of sales in the pre-Mother's Day period, in the first quarter of 1996 as compared to 1995, which added approximately 4.0% to the comparable sales increase. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $1.2 million. During the thirteen weeks ended May 4, 1996, Finlay opened nine departments and closed 43 departments. The openings were all within existing store groups with the exception of the first department opening in Debenhams P.L.C., a department store chain in the United Kingdom ("Debenhams"), at the end of the first quarter. The closings included 22 departments in the Emporium/Weinstocks chain, which was acquired by Federated Department Stores, Inc. and will operate under the Macy's name. Seven additional Emporium stores closed in the second quarter. In addition, the closings included eight departments in The Jones Stores Inc., which the lessor decided to consolidate with one lessee. The remaining 13 departments closed within existing host store groups.

     GROSS MARGIN. Gross margin for the period increased by $7.8 million but, as a percentage of sales, gross margin decreased 1.2% as a result of management's efforts to increase market penetration and market share through a pricing strategy that has become more competitive.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased 2.5%.
SG&A increased $5.9 million, or 10.3%, due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses grew, the growth was at a slower rate than sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.2 million, reflecting $15.8 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     INTEREST EXPENSE, NET. Interest expense for the period decreased by $0.1 million. The weighted average interest rate for the period in 1996 was 9.9% compared to 10.2% for the comparable period in 1995. Average borrowings totalled $191.0 million and $198.6 million for the 1996 and 1995 periods, respectively.

     PROVISION (CREDIT) FOR INCOME TAXES. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     NET INCOME (LOSS). The net loss of $2.9 million for the 1996 period was $1.2 million lower than the net loss for the comparable period in 1995 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's capital requirements are primarily for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. In addition, future working capital requirements would be increased should Finlay grow through further international expansion or by opening additional outlet stores. For the thirteen weeks ended April 29, 1995 and May 4, 1996, capital expenditures totalled $2.7 million and $3.6 million, respectively. Capital expenditures are estimated to be approximately $17.0 million in 1996. Capital expenditures are limited by the terms of the Revolving Credit Facility.

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the holiday shopping season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Facility with G.E. Capital provides Finlay with a line of credit of up to $135.0 million which is available to finance seasonal cash and other working capital needs. The Revolving Credit Facility bears interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Facility) plus l.0% or (ii) adjusted LIBOR plus 2.0%. Pursuant to the Debenture indenture, the Holding Company has pledged all of the issued and outstanding shares of capital stock of Finlay Jewelry for the benefit of the Debenture holders. Pursuant to the Revolving Credit Facility, Finlay Jewelry has pledged or caused to be pledged all of the issued and outstanding capital stock (or other equity securities) of each of its direct and indirect subsidiaries (including Sonab Holdings, Inc., Sonab International, Inc.

and Sonab) for the benefit of the lenders under the Revolving Credit Facility.

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the
"Balance Reduction Requirement").   Borrowings under the Revolving Credit
Facility at May 4, 1996 were $71.8 million compared to a zero balance at February 3, 1996, pursuant to the Balance Reduction Requirement, and $58.4 million at April 29, 1995. The average amounts outstanding were $63.6 million and $56.0 million for the thirteen weeks ended April 29, 1995 and May 4, 1996,
respectively.   The maximum amount outstanding under the Revolving Credit
Facility during the thirteen weeks ended May 4, 1996 was $71.8 million.

     Finlay's operations substantially preclude consumer receivables and over 50% of Finlay's domestic merchandise is carried on consignment. Accordingly, Finlay believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $61.6 million at May 4, 1996, a decrease of $3.7 million from February 3, 1996. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital levels typically can be expected to decrease on an interim basis during the first three quarters of a year. See "- Seasonality."

     On April 13, 1995, the Holding Company received net proceeds of $30.2 million as a result of the Offering of 2,500,000 shares of its Common Stock. Of the net proceeds, $5.8 million was utilized to repurchase $6.1 million accreted balance of Debentures. The balance of the net proceeds were contributed to Finlay Jewelry by reducing a portion of the outstanding indebtedness under the Revolving Credit Facility.

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the 10 5/8% Senior Notes due 2003 of Finlay Jewelry (the "Notes") and the Debentures and amounts due under the Revolving Credit Facility. As of May 4, 1996, Finlay Jewelry's outstanding borrowings were $206.8 million, which included a $135.0 million balance under the Notes and a $71.8 million balance under the Revolving Credit Facility.

     In August 1995 Finlay Jewelry consummated the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 4, 1996, amounts outstanding under the Gold Consignment Agreement totalled 20,284 fine troy ounces, valued at approximately $7.9 million.

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totalled $2.0 million and $8.7 million for the thirteen weeks ended April 29, 1995 and May 4, 1996, respectively. This increase was attributable to the retail calendar.
The current quarter included the May 1 semi-annual interest payment on the Notes totalling $7.2 million. The payment in the prior year was made in the second quarter.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1995, Finlay had an average balance of consignment merchandise of $208.5 million from over 200 vendors as compared to an average balance of $194.2 million in 1994. As of May 4, 1996, $198.8 million of consignment merchandise was on hand as compared to $199.1 million at February 3, 1996 and $211.7 million at April 29, 1995.

     Simultaneously with the acquisition of Sonab on October 28, 1994, G.E. Capital agreed to provide additional financing by increasing the Revolving Credit Facility from $110.0 million to $135.0 million. Finlay Jewelry believes that, with the increased borrowing capacity under the Revolving Credit Facility resulting from the Revolving Credit Reduction, it has sufficient liquidity to meet Sonab's anticipated working capital requirements. In addition, Finlay Jewelry believes that it has sufficient liquidity to meet anticipated working capital requirements relating to (i) the planned 1996 expansion of outlet stores and (ii) the operation of seven departments in Debenhams.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1995 (Finlay Jewelry's tax year end), a NOL for tax purposes of approximately $16.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOLs existed as of February 3, 1996.

SEASONALITY

     Finlay's business is highly seasonal, with peak sales occurring during the fourth quarter of each year, which includes the Christmas season (November/December). The fourth quarter accounted for an average of 42% of Finlay's annual sales and approximately 92% of its income from operations (excluding nonrecurring charges) for 1993, 1994 and 1995. Accordingly, the results for any of the first three quarters of a year, taken individually or in the aggregate, are not indicative of annual results. Generally, Finlay's operations during the first three quarters of a year are financed by increased borrowings under the Revolving Credit Facility.

INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

PART II - OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.             EXHIBITS

          2         Not applicable.

          4         Not applicable.

          10.1      Amendment No. 2 to the Finlay Retirement Income Plan.

          11        Not applicable.

          15        Not Applicable.

          18        Not Applicable.

          19        Not Applicable.

          22        Not Applicable.

          23        Not Applicable.

          24        Not Applicable.

          27        Financial Data Schedule.


          99        Not Applicable.




     B.             REPORTS ON FORM 8-K



     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FINLAY FINE JEWELRY CORPORATION



Date: June 12, 1996           By:  /s/ Barry D. Scheckner
                                  -------------------------------------
                                  Barry D. Scheckner, Senior Vice
                                  President and Chief Financial Officer
                                  (As both a duly authorized officer of
                                  Registrant and as principal financial officer of Registrant)