Form 10-Q
period 1996-08-03
FINLAY FINE JEWELRY CORP
filed 1996-09-17
CIK 898684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 3, 1996

                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ____________ to_____________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3287757
- -------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


              521 Fifth Avenue, New York, NY               10175
         ----------------------------------------        ----------
         (Address of principal executive offices)        (zip code)

                                 (212) 808-2060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X*           No__

As of September 13, 1996, there were 1,000 shares of common stock, par value $.01 per share of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                      INDEX


                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Operations for the
             thirteen weeks and twenty-six
             weeks ended July 29, 1995 and August 3, 1996....................  1

             Consolidated Balance Sheets as of February 3,
             1996 and August 3, 1996.........................................  3

             Consolidated Statements of Changes in
             Stockholder's Equity for the year
             ended February 3, 1996 and twenty-six
             weeks ended August 3, 1996......................................  4

             Consolidated Statements of Cash Flows
             for the thirteen weeks and twenty-six
             weeks ended July 29, 1995 and August 3, 1996....................  5

             Notes to Consolidated Financial Statements......................  7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 10

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................ 15


SIGNATURES   ................................................................ 16

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                Thirteen Weeks Ended
                                               ----------------------
                                               July 29,     August 3,
                                                 1995         1996
                                               ---------    ---------
Sales ......................................   $ 135,428    $ 137,188
Cost of sales ..............................      65,101       65,845
                                               ---------    ---------
   Gross margin ............................      70,327       71,343
Selling, general and administrative expenses      62,593       62,226
Depreciation and amortization ..............       2,485        2,746
                                               ---------    ---------
   Income (loss) from operations ...........       5,249        6,371
Proceeds from life insurance ...............      (5,000)        --
Interest expense, net ......................       5,441        5,790
                                               ---------    ---------
   Income (loss) before income taxes .......       4,808          581
Provision (credit) for income taxes ........         263          596
                                               ---------    ---------
   Net income (loss) .......................   $   4,545    $     (15)
                                               =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                        Twenty-Six Weeks Ended
                                                       ------------------------
                                                        July 29,      August 3,
                                                         1995           1996
                                                       ---------      ---------
Sales ............................................     $ 248,144      $ 267,907
Cost of sales ....................................       118,942        129,883
                                                       ---------      ---------
   Gross margin ..................................       129,202        138,024
Selling, general and administrative expenses .....       120,128        125,673
Depreciation and amortization ....................         4,896          5,384
                                                       ---------      ---------
   Income (loss) from operations .................         4,178          6,967
Proceeds from life insurance .....................        (5,000)          --
Interest expense, net ............................        10,802         11,033
                                                       ---------      ---------
   Income (loss) before income taxes .............        (1,624)        (4,066)
Provision (credit) for income taxes ..............        (2,067)        (1,122)
                                                       ---------      ---------
   Net income (loss) .............................     $     443      $  (2,944)
                                                       =========      =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                    August 3,
                                                                     February 3,      1996
                                                                        1996       (unaudited)
                                                                      ---------    -----------
                                     ASSETS
Current assets
   Cash and cash equivalents ......................................   $  25,737    $   1,257
   Accounts receivable - department stores ........................      18,889       28,105
   Other receivables ..............................................       2,860        9,087
   Merchandise inventories ........................................     195,926      209,334
   Prepaid expenses and other .....................................       1,521        3,181
                                                                      ---------    ---------
       Total current assets .......................................     244,933      250,964
                                                                      ---------    ---------
Fixed assets
   Equipment, fixtures and leasehold improvements .................      65,206       70,775
   Less - accumulated depreciation and amortization ...............      22,735       25,235
                                                                      ---------    ---------
       Fixed assets, net ..........................................      42,471       45,540
                                                                      ---------    ---------
Deferred charges and other assets .................................       7,206        6,276
Goodwill ..........................................................      98,447       96,889
                                                                      ---------    ---------
       Total assets ...............................................   $ 393,057    $ 399,669
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Notes payable ..................................................   $    --      $  77,945
   Current portion of long-term debt ..............................         206            2
   Accounts payable - trade .......................................     125,817       62,101
   Accrued liabilities:
       Accrued salaries and benefits ..............................      14,100       14,853
       Accrued miscellaneous taxes ................................       4,160        3,227
       Accrued insurance ..........................................       1,115        2,202
       Accrued interest ...........................................       3,703        3,764
       Accrued management transition and consulting ...............       2,418        2,080
       Other ......................................................      15,495       17,887
   Income taxes payable ...........................................      11,779        4,252
   Deferred income taxes ..........................................         831          818
                                                                      ---------    ---------
       Total current liabilities ..................................     179,624      189,131
Long-term debt ....................................................     135,002      135,000
Other non-current liabilities .....................................       6,044        6,375
                                                                      ---------    ---------
       Total liabilities ..........................................     320,670      330,506
                                                                      ---------    ---------
Stockholder's equity
   Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares ..........................        --           --
   Additional paid-in capital .....................................      69,241       69,241
   Distributions to investor group in excess of carryover basis ...     (24,390)     (24,390)
   Retained earnings (deficit) ....................................      28,283       24,521
   Foreign currency translation adjustment ........................        (747)        (209)
                                                                      ---------    ---------
                                                                         72,387       69,163
                                                                      ---------    ---------
       Total liabilities and stockholder's equity .................   $ 393,057    $ 399,669
                                                                      =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)

                                              Common Stock                     Distributions to
                                          ---------------------  Additional     investor group
                                            Number               Paid-in         in excess of
                                          of shares    Amount    Capital        carryover basis
                                          ---------    --------  ----------    ----------------
Balance, January 28, 1995 ..........        1,000      $  --     $ 42,506          $(24,390)
    Net income (loss) ..............         --           --         --                --
    Dividends on Common Stock ......         --           --         --                --
    Foreign currency translation
      adjustment ................            --           --         --                --
    Capital contribution from parent         --           --       26,735              --
                                           ---------   --------  --------          --------
Balance, February 3, 1996 ..........        1,000         --       69,241           (24,390)

    Net income (loss) ..............         --           --         --                --
    Dividends on Common Stock ......         --           --         --                --
    Foreign currency translation
      adjustment ................            --           --         --                --
                                           ---------   --------  --------          --------
Balance, August 3, 1996 (unaudited)         1,000      $  --     $ 69,241          $(24,390)
                                           =========   ========  ========          ========

                                                            Foreign
                                            Retained       Currency           Total
                                            Earnings      Translation     Stockholder's
                                           (Deficit)      Adjustment         Equity
                                           ---------      -----------     -------------
Balance, January 28, 1995 ..........       $  9,924        $   (334)       $ 27,706
    Net income (loss) ..............         19,739            --            19,739
    Dividends on Common Stock ......         (1,380)           --            (1,380)
    Foreign currency translation
      adjustment ................              --              (413)           (413)
    Capital contribution from parent           --              --            26,735
                                           --------        --------        --------
Balance, February 3, 1996 ..........         28,283            (747)         72,387
    Net income (loss) ..............         (2,944)           --            (2,944)
    Dividends on Common Stock ......           (818)           --              (818)
    Foreign currency translation
      adjustment ................              --               538             538
                                           --------        --------        --------
Balance, August 3, 1996 (unaudited)        $ 24,521        $   (209)       $ 69,163
                                           ========        ========        ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Thirteen Weeks Ended
                                                                        ----------------------------
                                                                          July 29,        August 3,
                                                                           1995             1996
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ............................................       $   4,545        $     (15)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ................................           2,699            3,002
    Other, net ...................................................             188              652
    Changes in operating assets and liabilities:
        Increase in accounts and other receivables ...............          (1,979)            (353)
        Increase in merchandise inventories ......................          (2,620)          (3,763)
        (Increase) decrease in prepaid expenses and other ........           1,417             (726)
        Decrease in accounts payable and accrued liabilities .....         (15,697)          (2,720)
                                                                         ---------        ---------
            NET CASH USED IN OPERATING ACTIVITIES ................         (11,447)          (3,923)
                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment, fixtures and leasehold improvements ..          (3,484)          (3,622)
    Other, net ...................................................              (9)            (137)
                                                                         ---------        ---------
            NET CASH USED IN INVESTING ACTIVITIES ................          (3,493)          (3,759)
                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from revolving credit facility ......................         115,367          106,788
    Principal payments on revolving credit facility ..............         (99,838)        (100,655)
    Payment of dividends .........................................            (702)            (409)
    Capital contribution from parent .............................              16             --
    Other, net ...................................................            (525)             (19)
                                                                         ---------        ---------
            NET CASH PROVIDED FROM FINANCING ACTIVITIES ..........          14,318            5,705
                                                                         ---------        ---------
            EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............               1               20
                                                                         ---------        ---------
            DECREASE IN CASH AND CASH EQUIVALENTS ................            (621)          (1,957)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................           3,005            3,214
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................       $   2,384        $   1,257
                                                                         =========        =========
Supplemental disclosure of cash flow information:
    Interest paid ................................................       $   8,561        $   1,936
    Income taxes paid ............................................           2,043            1,480

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Twenty-Six Weeks Ended
                                                                        -----------------------------
                                                                           July 29,        August 3,
                                                                            1995             1996
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ............................................       $     443        $  (2,944)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ................................           5,323            5,898
    Other, net ...................................................             376              931
    Changes in operating assets and liabilities:
        Increase in accounts and other receivables ...............         (16,996)         (15,283)
        Increase in merchandise inventories ......................         (22,123)         (12,965)
        Increase in prepaid expenses and other ...................            (691)          (1,648)
        Decrease in accounts payable and accrued liabilities .....         (79,202)         (68,334)
                                                                         ---------        ---------
            NET CASH USED IN OPERATING ACTIVITIES ................        (112,870)         (94,345)
                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment, fixtures and leasehold improvements ..          (6,212)          (7,224)
    Other, net ...................................................            (815)            (220)
                                                                         ---------        ---------
            NET CASH USED IN INVESTING ACTIVITIES ................          (7,027)          (7,444)
                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from revolving credit facility ......................         264,982          260,421
    Principal payments on revolving credit facility ..............        (191,017)        (182,476)
    Payment of dividends .........................................          (1,132)            (409)
    Capital contribution from parent .............................          26,628             --
    Other, net ...................................................            (464)            (206)
                                                                         ---------        ---------
            NET CASH PROVIDED FROM FINANCING ACTIVITIES ..........          98,997           77,330
                                                                         ---------        ---------
            EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............             102              (21)
                                                                         ---------        ---------
            DECREASE IN CASH AND CASH EQUIVALENTS ................         (20,798)         (24,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................          23,182           25,737

                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................       $   2,384        $   1,257
                                                                         =========        =========
Supplemental disclosure of cash flow information:
    Interest paid ................................................       $  10,175        $  10,473
    Income taxes paid ............................................           6,222            6,289

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Finlay Jewelry as of August 3, 1996, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 29, 1995 and August 3, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 1996 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and the leading operator of leased fine jewelry departments in department stores throughout the United States and France. Finlay also operates leased fine jewelry departments in the United Kingdom. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 71% of Finlay's domestic sales in 1995 were from operations in two major department store groups of which 48% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                           (unaudited)
                                                             February 3,     August 3,
                                                                1996           1996
                                                              --------       --------
                                                                   (in thousands)
Jewelry goods - rings, watches and other fine jewelry
   (specific identification basis) ....................       $202,860       $216,659
Less:  Excess of specific identification cost over LIFO
   inventory value ....................................          6,934          7,325
                                                              --------       --------
                                                              $195,926       $209,334
                                                              ========       ========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended July 29, 1995 and August 3, 1996 by $202,000 and $200,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended July 29, 1995 and August 3, 1996 was to decrease income
(loss) before income taxes by $376,000 and $391,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $199,079,000 and $194,704,000 at February 3, 1996 and August 3, 1996, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At July 29, 1995 and August 3, 1996, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 3, 1996, amounts outstanding under the Gold Consignment Agreement totalled 28,289 fine troy ounces, valued at approximately $10.9 million. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's consolidated balance sheet and therefore no related liability has been recorded.

NOTE 4 - LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008. All references herein to leased departments refer to departments operated pursuant to license agreements or the arrangements with host department stores.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                              Thirteen Weeks Ended       Twenty-Six Weeks Ended
                              ----------------------     -----------------------
                              July 29,     August 3,      July 29,     August 3,
                               1995          1996          1995          1996
                              -------      --------       --------     ---------
                                 (in thousands)              (in thousands)
Minimum fees ..............   $ 2,152       $ 1,265       $ 3,982       $ 2,437
Contingent fees ...........    16,758        20,808        35,796        40,442
                              -------       -------       -------       -------
     Total ................   $18,910       $22,073       $39,778       $42,879
                              =======       =======       =======       =======

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                (in thousands)
                                                                --------------
  1996  ......................................................     $ 6,188
  1997  .......................................................      3,804
  1998  .......................................................      2,679
  1999  .......................................................      2,381
  2000  .......................................................      2,200
  Thereafter ..................................................     11,600
                                                                   -------
       Total minimum payments required ........................    $28,852
                                                                   =======

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -INITIAL PUBLIC OFFERING (continued)

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

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated:


Statement of Operations Data
(unaudited)

                                                     Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                    ----------------------    -----------------------
                                                    July 29,     August 3,     July 29,     August 3,
                                                     1995          1996         1995          1996
                                                     -----         -----        -----         -----
Sales ......................................         100.0%        100.0%       100.0%        100.0%
Cost of sales ..............................          48.1          48.0         47.9          48.5
                                                     -----         -----        -----         -----
    Gross margin ...........................          51.9          52.0         52.1          51.5
Selling, general and administrative expenses          46.2          45.4         48.4          46.9
Depreciation and amortization ..............           1.8           2.0          2.0           2.0
                                                     -----         -----        -----         -----
    Income (loss) from operations ..........           3.9           4.6          1.7           2.6
Preceeds from life insurance ...............          (3.7)          --          (2.0)          --
Interest expense, net ......................           4.0           4.2          4.3           4.1
                                                     -----         -----        -----         -----
    Income (loss) before income taxes ......           3.6           0.4         (0.6)         (1.5)
Provision (credit) for income taxes ........           0.2           0.4         (0.8)         (0.4)
                                                     -----         -----        -----         -----
    Net income (loss) ......................           3.4%          0.0%         0.2%         (1.1)%
                                                     =====         =====        =====         =====

Thirteen Weeks Ended August 3, 1996 Compared with Thirteen Weeks Ended July 29, 1995

     Sales. Sales for the thirteen weeks ended August 3, 1996 increased $1.8 million, or 1.3%, over the comparable period for 1995. Comparable department sales (departments open for the same months during comparable periods) increased 1.7%. The comparable department sales percentage increase in the second quarter was negatively impacted by approximatey 3%, due to one less week of sales in the pre-Mother's Day period. Sales decreased by $0.5 million as a result of the net effect of new store openings offset by store closings, as well as the timing of such department openings and closings. During the thirteen weeks ended August 3, 1996, Finlay opened 28 departments and closed 11 departments. The openings included 13 departments at the end of the second quarter in the Hecht's division of The May Department Stores Company ("May"), as a result of May's acquisition of the Strawbridge's stores, and five additional department openings in Debenhams, P.L.C., a department store chain in the United Kingdom ("Debenhams"). The remaining 10 departments were opened within existing store groups. The closings included seven departments in the Emporium/Weinstock's chain, which was acquired by Federated Department Stores, Inc. and will operate under the Macy's name. The remaining four departments closed within existing host store groups.

     Gross margin. Gross margin for the period increased by $1.0 million and, as a percentage of sales, gross margin increased 0.1%.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased 0.8%. SG&A decreased $0.4 million due to reduced advertising expenses, as a result of the shift in the retail calendar for the Mother's Day selling period, partially offset by additional lease fees associated with increased sales volume.

     Depreciation and amortization. Depreciation and amortization increased by $0.3 million, reflecting $15.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Proceeds from Life Insurance. Finlay Jewelry received, during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $0.3 million reflecting an increase in average borrowings ($220.1 million for the period in 1996 compared to $207.1 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (9.6% for the period in 1996 compared to 10.0% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $15,000 for the 1996 period was $4.6 million lower than the net income for the comparable period in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds of $5.0 million in 1995, the net loss of $15,000 in 1996 compares to a net loss of $0.5 million in 1995.

Twenty-Six Weeks Ended August 3, 1996 Compared with Twenty-Six Weeks Ended July 29, 1995

     Sales. Sales for the twenty-six weeeks ended August 3, 1996 increased $19.8 million, or 8.0%, over the comparable period for 1995. Comparable department sales increased 7.8%. Management attributes this increase in comparable department sales primarily to intensified promotion of key items and best value programs as well as joint marketing efforts coordinated with several host store groups. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $0.5 million. During the twenty-six weeks ended August 3, 1996, Finlay opened 37 departments and closed 54 departments. The openings were all within existing store groups with the exception of the 13 department openings in Strawbridge's and the six department openings in Debenhams. The closings included 29 departments in the Emporium/Weinstock's chain and eight departments in The Jones Store Inc., which the lessor decided to consolidate with one lessee. The remaining 17 departments closed within existing host store groups.

     Gross margin. Gross margin for the period increased by $8.8 million but, as a percentage of sales, gross margin decreased 0.6% as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. SG&A as a percentage of sales decreased 1.5%. SG&A increased $5.5 million, or 4.6%, due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses grew, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.5 million, reflecting $15.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Proceeds from Life Insurance. Finlay Jewelry received, during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $0.2 million reflecting an increase in average borrowings ($205.5 million for the period in 1996 compared to $202.8 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (9.7% for the period in 1996 compared to 10.1% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $2.9 million for the 1996 period was $3.4 million lower than the net income for the comparable period in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds in 1995, the net loss of $2.9 million in 1996 compares to a net loss of $4.6 million in 1995.

Liquidity and Capital Resources

     Finlay's capital requirements are primarily for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. In addition, future working capital requirements would be increased should Finlay grow through further international expansion. For the twenty-six weeks ended July 29, 1995 and August 3, 1996, capital expenditures totalled $6.2 million and $7.2 million, respectively. Capital expenditures are estimated to be approximately $17.0 million in 1996. Capital expenditures are limited by the terms of the Revolving Credit Facility.

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

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Facility at August 3, 1996 were $77.9 million compared to a zero balance at February 3, 1996, pursuant to the Balance Reduction Requirement, and $74.0 million at July 29, 1995. The average amounts outstanding were $67.8 million and $70.5 million for the twenty-six weeks ended July 29, 1995 and August 3, 1996, respectively. The maximum amount outstanding under the Revolving Credit Facility during the twenty-six weeks ended August 3, 1996 was $94.1 million.

     Simultaneously with the acquisition of Sonab on October 28, 1994, G.E. Capital agreed to provide additional financing by increasing the Revolving Credit Facility from $110.0 million to $135.0 million. Finlay Jewelry believes that, with the increased borrowing capacity under the Revolving Credit Facility resulting from the Revolving Credit Reduction, it has sufficient liquidity to meet Sonab's anticipated working capital requirements. In addition, Finlay Jewelry believes that it has sufficient liquidity to meet anticipated working capital requirements relating to (i) the planned 1996 expansion of outlet stores, (ii) the operation of seven departments in Debenhams and (iii) the planned opening in the Fall of 1996 of 25 additional departments in France with Monoprix S.A., a subsidiary of SAGL, the parent of Galeries Lafayette.

     Finlay's operations substantially preclude consumer receivables and approximately 50% of Finlay's domestic merchandise is carried on consignment. Accordingly, Finlay believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $61.8 million at August 3, 1996, a decrease of $3.5 million from February 3, 1996. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital levels typically can be expected to decrease on an interim basis during the first three quarters of a year. See "- Seasonality."

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1995, Finlay had an average balance of consignment merchandise of $208.5 million from over 200 vendors as compared to an average balance of $194.2 million in 1994. As of August 3, 1996, $194.7 million of consignment merchandise was on hand as compared to $199.1 million at February 3, 1996 and $201.4 million at July 29, 1995.

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

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the 10 5/8% Senior Notes due 2003 of Finlay Jewelry (the "Notes") and the Debentures and amounts due under the Revolving Credit Facility. As of August 3, 1996, Finlay Jewelry's outstanding borrowings were $212.9 million, which included a $135.0 million balance under the Notes and a $77.9 million balance under the Revolving Credit Facility. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 3, 1996, amounts outstanding under the Gold Consignment Agreement totalled 28,289 fine troy ounces, valued at approximately $10.9 million.

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totalled $11.1 million and $10.7 million for the twenty-six weeks ended July 29, 1995 and August 3, 1996, respectively.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1995 (the Company's tax year end), a NOL for tax purposes of approximately $16.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOLs existed as of February 3, 1996.

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

     10   Not applicable.

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

                                     FINLAY FINE JEWELRY CORPORATION



Date: September 13, 1996             By:/s/ Barry D. Scheckner
                                        ----------------------
                                        Barry D. Scheckner, Senior Vice
                                        President and Chief Financial
                                        Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)