Form 10-Q
period 1996-11-02
FINLAY FINE JEWELRY CORP
filed 1996-12-17
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended    November 2, 1996

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ______________ to _________________

                         Commission File Number: 33-59380


                         FINLAY FINE JEWELRY CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3287757
 ------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


        521 Fifth Avenue, New York, NY                    10175
    ------------------------------------               ----------
  (Address of principal executive offices)             (zip code)

                              (212) 808-2060
            ---------------------------------------------------
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X*                         No ___

     As of December 13, 1996, there were 1,000 shares of common stock, par value $.01 per share of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

     * The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

                                      INDEX


                                                                        PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996.......1

          Consolidated Balance Sheets as of February 3, 1996 and
          November 2, 1996....................................................3

          Consolidated Statements of Changes in Stockholder's Equity for the year ended February 3, 1996 and thirty-nine weeks ended
          November 2, 1996....................................................4

          Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996.......5

          Notes to Consolidated Financial Statements..........................7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................10


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...................................15


SIGNATURES...................................................................16

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)




                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                                  October 28,      November 2,
                                                                      1995             1996
                                                                 ------------     ------------
Sales......................................................      $   132,058      $   136,140
Cost of sales..............................................           63,285           65,780
                                                                 ------------     ------------
   Gross margin............................................           68,773           70,360
Selling, general and administrative expenses...............           62,762           63,015
Depreciation and amortization..............................            2,339            2,739
                                                                 ------------     ------------
   Income (loss) from operations...........................            3,672            4,606
Interest expense, net......................................            5,708            6,009
                                                                 ------------     ------------
   Income (loss) before income taxes.......................           (2,036)          (1,403)
Provision (credit) for income taxes........................             (663)            (312)
                                                                 ------------     ------------
   Net income (loss).......................................      $    (1,373)     $    (1,091)
                                                                 ============     ============










    The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)




                                                                    Thirty-Nine Weeks Ended
                                                                    -----------------------
                                                                 October 28,      November 2,
                                                                     1995             1996
                                                                 -------------     ------------
Sales......................................................      $    380,202     $    404,047
Cost of sales..............................................           182,227          195,663
                                                                 -------------     ------------
     Gross margin..........................................           197,975          208,384
Selling, general and administrative expenses...............           182,890          188,688
Depreciation and amortization..............................             7,235            8,123
                                                                 -------------     ------------
   Income (loss) from operations...........................             7,850           11,573
Proceeds from life insurance...............................            (5,000)          -
Interest expense, net......................................            16,510           17,042
                                                                 -------------     ------------
   Income (loss) before income taxes.......................            (3,660)          (5,469)
Provision (credit) for income taxes........................            (2,730)          (1,434)
                                                                 -------------     ------------
   Net income (loss).......................................       $      (930)      $   (4,035)
                                                                 =============     ============











    The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 (unaudited)
                                                                   February 3,   November 2,
                                                                      1996          1996
                                                                   ----------    ----------
                                      ASSETS
 Current assets
   Cash and cash equivalents................................       $   25,737    $    1,335
   Accounts receivable - department stores..................           18,889        26,298
   Other receivables........................................            2,860        11,121
   Merchandise inventories..................................          195,926       249,467
   Prepaid expenses and other...............................            1,521         1,879
                                                                   ----------    ----------
       Total current assets.................................          244,933       290,100
                                                                   ----------    ----------
 Fixed assets
   Equipment, fixtures and leasehold improvements...........           65,206        75,992
   Less - accumulated depreciation and amortization.........           22,735        27,085
                                                                   ----------    ----------
       Fixed assets, net....................................           42,471        48,907
                                                                   ----------    ----------
 Deferred charges and other assets..........................            7,206         5,730
 Goodwill...................................................           98,447        96,089
                                                                   ----------    ----------
       Total assets.........................................       $  393,057    $  440,826
                                                                   ==========    ==========



              LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities
   Notes payable............................................       $    -        $  99,979
   Current portion of long-term debt........................              206            7
   Accounts payable - trade.................................          125,817       93,143
   Accrued liabilities:
       Accrued salaries and benefits........................           14,100       13,059
       Accrued miscellaneous taxes..........................            4,160        3,368
       Accrued insurance....................................            1,115        1,201
       Accrued interest.....................................            3,703          581
       Accrued management transition and consulting.........            2,418        1,946
       Other................................................           15,495       16,363
   Income taxes payable.....................................           11,779        1,702
   Deferred income taxes....................................              831          946
                                                                   ----------    ---------
       Total current liabilities............................          179,624      232,295
 Long-term debt.............................................          135,002      135,000
 Other non-current liabilities..............................            6,044        6,425
                                                                   ----------    ---------
       Total liabilities....................................          320,670      373,720
                                                                   ==========    =========

 Stockholder's equity
   Common Stock, par value $.01 per share; authorized
          5,000 shares; issued and outstanding 1,000
          shares............................................          -             -
   Additional paid-in capital...............................           69,241       69,241
   Distributions to investor group in excess of
          carryover basis...................................          (24,390)     (24,390)
   Retained earnings (deficit)..............................           28,283       23,021
   Foreign currency translation adjustment..................             (747)        (766)
                                                                   ----------    ---------
                                                                       72,387       67,106
                                                                   ----------    ---------
       Total liabilities and stockholder's equity...........       $  393,057    $ 440,826
                                                                   ==========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)







                                       Common Stock               Distributions to              Foreign
                                     ---------------   Additional  investor group  Retained     Currency        Total
                                     Number             Paid-in     in excess of   Earnings   Translation   Stockholder's
                                    of shares   Amount  Capital   carryover basis  (Deficit)   Adjustment       Equity
                                   ----------  ------- ---------- ---------------  ---------  ------------  -------------
Balance, January 28, 1995........      1,000   $   -    $ 42,506    $  (24,390)    $  9,924    $   (334)     $  27,706
    Net income (loss)............       -          -       -           -             19,739       -             19,739
    Dividends on Common Stock....       -          -       -           -             (1,380)      -             (1,380)
    Foreign currency translation
      adjustment.................       -          -       -           -              -            (413)          (413)
    Capital contribution from
      parent.....................       -          -      26,735       -              -           -             26,735
                                     -------   -------  --------    ----------     --------    --------      ---------
Balance, February 3, 1996........      1,000       -      69,241       (24,390)      28,283        (747)        72,387
    Net income (loss)............       -          -       -           -             (4,035)      -             (4,035)
    Dividends on Common Stock....       -          -       -           -             (1,227)      -             (1,227)
    Foreign currency translation
      adjustment.................       -          -       -           -              -             (19)           (19)
                                     -------   -------  --------    ----------     --------    --------      ---------
Balance, November 2, 1996
      (unaudited)................      1,000    $  -    $ 69,241    $  (24,390)    $ 23,021    $   (766)     $  67,106
                                     =======   =======  ========    ==========     ========    ========      =========












             The accompanying notes are an integral part of
               these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                      Thirteen Weeks Ended
                                                                  ----------------------------
                                                                   October 28,    November 2,
                                                                      1995           1996
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)........................................       $ (1,373)     $  (1,091)
    Adjustments to reconcile net income (loss) to net
     cash provided from (used in) operating activities:
    Depreciation and amortization............................          2,580          2,998
    Other, net...............................................            268             46
    Changes in operating assets and liabilities:
      Increase in accounts and other receivables.............           (536)          (395)
      Increase in merchandise inventories....................        (34,994)       (40,535)
      (Increase) decrease in prepaid expenses and other......           (588)         1,298
      Increase in accounts payable and accrued liabilities...         34,664         21,221
                                                                   ----------     ----------
          NET CASH PROVIDED FROM (USED IN) OPERATING
               ACTIVITIES....................................             21        (16,458)
                                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment, fixtures and leasehold
     improvements............................................         (3,293)        (5,254)
    Other, net...............................................         (1,140)          (219)
                                                                   ----------     ----------
          NET CASH USED IN INVESTING ACTIVITIES..............         (4,433)        (5,473)
                                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from revolving credit facility..................        100,337        116,104
    Principal payments on revolving credit facility..........        (96,443)       (94,070)
    Payment of dividends.....................................           (234)         -
    Capital contribution from parent.........................             34          -
    Other, net...............................................            (51)             5
                                                                   ----------     ----------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES........          3,643         22,039
                                                                   ----------     ----------
          EFFECT OF EXCHANGE RATE CHANGES ON CASH............           (141)           (30)
                                                                   ----------     ----------
          INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS......................................           (910)            78
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............          2,384          1,257
                                                                   ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................       $  1,474      $   1,335
                                                                   ==========     ==========
Supplemental disclosure of cash flow information:
    Interest paid............................................       $  1,764      $   8,934
    Income taxes paid........................................          1,969          2,385








   The accompanying notes are an integral part of these consolidated financial statements.

                               FINLAY FINE JEWELRY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)



                                                                    Thirty-Nine Weeks Ended
                                                                  ----------------------------
                                                                   October 28,      November 2,
                                                                      1995            1996
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)...........................................    $   (930)     $   (4,035)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization...............................       7,903           8,896
    Other, net..................................................         644             977
    Changes in operating assets and liabilities:
      Increase in accounts and other receivables................     (17,532)        (15,678)
      Increase in merchandise inventories.......................     (57,117)        (53,500)
      Increase in prepaid expenses and other....................      (1,279)           (350)
      Decrease in accounts payable and accrued liabilities......     (44,538)        (47,113)
                                                                    ---------     -----------
          NET CASH USED IN OPERATING ACTIVITIES.................    (112,849)       (110,803)
                                                                    ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment, fixtures and leasehold
     improvements...............................................      (9,505)        (12,478)
    Other, net..................................................      (1,955)           (439)
                                                                    ---------     -----------
          NET CASH USED IN INVESTING ACTIVITIES.................     (11,460)        (12,917)
                                                                    ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from revolving credit facility.....................     365,319         376,525
    Principal payments on revolving credit facility.............    (287,460)       (276,546)
    Payment of dividends........................................      (1,366)           (409)
    Capital contribution from parent............................      26,662          -
    Other, net..................................................        (515)           (201)
                                                                    ---------     -----------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES...........     102,640          99,369
                                                                    ---------     -----------
          EFFECT OF EXCHANGE RATE CHANGES ON CASH...............         (39)            (51)
                                                                    ---------     -----------
          DECREASE IN CASH AND CASH EQUIVALENTS.................     (21,708)        (24,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................      23,182          25,737
                                                                    ---------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................    $  1,474      $    1,335
                                                                    =========     ===========
Supplemental disclosure of cash flow information:
    Interest paid...............................................    $ 11,939      $   19,407
    Income taxes paid...........................................       8,191           8,674








   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Finlay Jewelry as of November 2, 1996, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 1996 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and the leading operator of leased fine jewelry departments in department stores in the United States and France. Finlay also operates leased fine jewelry departments in the United Kingdom and Germany. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 71% of Finlay's domestic sales in 1995 were from operations in two major department store groups of which 48% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                    (unaudited)
                                                                  February 3,        November 2,
                                                                      1996               1996
                                                                -------------       ------------
                                                                       (in thousands)

 Jewelry goods - rings, watches and other fine jewelry
    (specific identification basis)....................         $    202,860       $    257,000
 Less:  Excess of specific identification cost over LIFO
    inventory value....................................                6,934              7,533
                                                                ------------       ------------
                                                                $    195,926       $    249,467
                                                                ============       ============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended October 28, 1995 and November 2, 1996 by $206,000 and $208,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 28, 1995 and November 2, 1996 was to decrease income (loss) before income taxes by $582,000 and $599,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately  $199,079,000  and  $214,832,000  at  February  3,  1996  and
November 2, 1996, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At October 28, 1995 and November 2, 1996, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 2, 1996, amounts outstanding under the Gold Consignment Agreement totalled 46,409 fine troy ounces, valued at approximately $17.5 million. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's consolidated balance sheet and therefore no related liability has been recorded.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):


                                                      Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                      --------------------        -----------------------
                                                   October 28,    November 2,    October 28,   November 2,
                                                     1995            1996           1995           1996
                                                  -----------     -----------    -----------   -----------
                                                       (in thousands)                 (in thousands)
Minimum fees.......................               $     2,181      $   1,290      $    6,163    $    3,727
Contingent fees....................                    19,226         20,476          55,022        60,918
                                                  -----------      ---------      ----------    ----------
     Total.........................               $    21,407      $  21,766      $   61,185    $   64,645
                                                  ===========      =========      ==========    ==========


     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                 (in thousands)
                                                 --------------
          1996..............................           6,188
          1997..............................           3,804
          1998..............................           2,679
          1999..............................           2,381
          2000..............................           2,200
            Thereafter......................          11,600
                                                   ---------
    Total minimum payments required............    $  28,852
                                                   =========

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -INITIAL PUBLIC OFFERING (continued)

     G.E. Capital agreed to reduce the interest rate on the Revolving Credit Facility by 0.5% concurrent with the Offering. Finlay and G.E. Capital amended the Revolving Credit Facility in March, 1995 pursuant to which the Holding Company became a co-obligor with Finlay Jewelry under the Revolving Credit Facility with respect to a portion of the borrowings thereunder. Borrowings under the Revolving Credit Facility at November 2, 1996 were $99,979,000, and are included in the Notes payable caption on the accompanying Consolidated Balance Sheet.

PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:


Statement of Operations Data
(unaudited)

                                                       Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                       --------------------        -----------------------
                                                     October 28,  November 2,      October 28,  November 2,
                                                        1995         1996             1995         1996
                                                     ----------   -----------      ----------   -----------
Sales.........................................           100.0%        100.0%          100.0%        100.0%
Cost of sales.................................            47.9          48.3            47.9          48.4
                                                     ----------   -----------      ----------   -----------
    Gross margin..............................            52.1          51.7            52.1          51.6
Selling, general and administrative expenses..            47.5          46.3            48.1          46.7
Depreciation and amortization.................             1.8           2.0             1.9           2.0
                                                     ----------   -----------      ----------   -----------
    Income (loss) from operations.............             2.8           3.4             2.1           2.9
Proceeds from life insurance..................            -            -                (1.3)         -
Interest expense, net.........................             4.3           4.4             4.3           4.2
                                                     ----------   -----------      ----------   -----------
    Income (loss) before income taxes.........            (1.5)         (1.0)           (0.9)         (1.3)
Provision (credit) for income taxes...........            (0.5)         (0.2)           (0.7)         (0.4)
                                                     ----------   -----------      ----------   -----------
    Net income (loss).........................            (1.0)%        (0.8)%          (0.2)%        (0.9)%
                                                     ==========   ===========      ==========   ===========


     Thirteen Weeks Ended November 2, 1996 Compared with Thirteen Weeks Ended October 28, 1995

     Sales. Sales for the thirteen weeks ended November 2, 1996 increased $4.1 million, or 3.1%, over the comparable period for 1995. Comparable department sales (departments open for the same months during comparable periods) increased 3.6%. Sales decreased by $0.7 million as a result of the net effect of new store openings offset by store closings, as well as the timing of such department openings and closings. During the thirteen weeks ended November 2, 1996, Finlay opened 33 departments and closed six departments. The openings included 17 departments operated by Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B ("Sonab"), a French subsidiary. Included in the Sonab openings were 15 departments in Monoprix S.A., a department store in France ("Monoprix"), one department in Debenhams, P.L.C., a department store chain in the United Kingdom ("Debenhams"), and one department in the new Galeries Lafayette store in Berlin, Germany. The remaining 16 departments were opened within existing domestic store groups. The six department closings were also within existing domestic host store groups.

     Gross margin. Gross margin for the period increased by $1.6 million but, as a percentage of sales, gross margin decreased 0.4% as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased 1.2%. SG&A increased $0.3 million or 0.4% due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses increased, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, reflecting $17.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $0.3 million reflecting an increase in average borrowings ($232.7 million for the period in 1996 compared to $219.8 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (9.5% for the period in 1996 compared to 9.8% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $1.1 million for the 1996 period was $0.3 million lower than the net loss for the comparable period in 1995 as a result of the factors discussed above.

     Thirty-Nine Weeks Ended November 2, 1996 Compared with Thirty-Nine Weeks Ended October 28, 1995

     Sales. Sales for the thirty-nine weeks ended November 2, 1996 increased $23.8 million, or 6.3%, over the comparable period for 1995. Comparable department sales increased 6.3%. Management attributes this increase in comparable department sales primarily to intensified promotion of key items and best value programs as well as joint marketing efforts coordinated with several host store groups. Sales from the operation of net new departments (departments not included in comparable department sales) was not material. During the thirty-nine weeks ended November 2, 1996, Finlay opened 70 departments and closed 60 departments. There were 31 openings within existing store groups. in addition, Finlay opened 13 departments in the Hecht's division of The May Department Stores Company ("May") as a result of May's acquisition of the Strawbridge's stores, 19 departments in Monoprix and seven departments in Debenhams. The closings included 29 departments in the Emporium/Weinstock's chain, which was acquired by Federated Department Stores, Inc. and will operate under the Macy's name, and eight departments in The Jones Store Inc., which the lessor decided to consolidate with one lessee. The remaining 23 departments closed within existing host store groups.

     Gross margin. Gross margin for the period increased by $10.4 million but, as a percentage of sales, gross margin decreased 0.5% as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. SG&A as a percentage of sales decreased 1.4%. SG&A increased $5.8 million, or 3.2%, due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses increased, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.9 million, reflecting $17.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Proceeds from Life Insurance. The Company received, during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $0.5 million reflecting an increase in average borrowings ($214.6 million for the period in 1996 compared to $208.5 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (9.7% for the period in 1996 compared to 10.0% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $4.0 million for the 1996 period was $3.1 million higher than the net loss for the comparable period in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds in 1995, the net loss of $4.0 million in 1996 compares to a net loss of $5.9 million in 1995.

Liquidity and Capital Resources

     Finlay's capital requirements are primarily for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. In addition, future working capital requirements would be increased by further international expansion. For the thirty-nine weeks ended October 28, 1995 and November 2, 1996, capital expenditures totalled $9.5 million and $12.5 million, respectively. Capital expenditures are estimated to be approximately $17.0 million in 1996. Capital expenditures are limited by the terms of the Revolving Credit Facility.

     Finlay's operations substantially preclude consumer receivables and approximately 50% of Finlay's domestic merchandise is carried on consignment. Accordingly, Finlay believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $57.8 million at November 2, 1996, a decrease of $7.5 million from February 3, 1996. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital levels typically can be expected to decrease on an interim basis during the first three quarters of a year. See "-Seasonality."

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

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Facility at November 2, 1996 were $100.0 million compared to a zero balance at February 3, 1996, pursuant to the Balance Reduction Requirement, and $77.9 million at October 28, 1995. The average amounts outstanding were $73.5 million and $79.6 million for the thirty-nine weeks ended October 28, 1995 and November 2, 1996, respectively. The maximum amount outstanding under the Revolving Credit Facility during the thirty-nine weeks ended November 2, 1996 was $110.0 million.

     Simultaneously with the acquisition of Sonab on October 28, 1994, G.E. Capital agreed to provide additional financing by increasing the Revolving Credit Facility from $110.0 million to $135.0 million. Finlay Jewelry believes that, with the increased borrowing capacity under the Revolving Credit Facility resulting from the Revolving Credit Reduction, it has sufficient liquidity to meet Sonab's anticipated working capital requirements. In addition, Finlay Jewelry believes that it has sufficient liquidity to meet anticipated working capital requirements relating to (i) the operation of the outlet stores, (ii) the operation of the seven departments in Debenhams and (iii) the planned opening in the fourth quarter of 1996 of 10 additional departments in Monoprix and the operation of 15 such departments, which opened during the third quarter of 1996.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1995, Finlay had an average balance of consignment merchandise of $208.5 million from over 200 vendors as compared to an average balance of $194.2 million in 1994. As of November 2, 1996, $214.8 million of consignment merchandise was on hand as compared to $199.1 million at February 3, 1996 and $220.1 million at October 28, 1995.

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

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the 10 5/8% Senior Notes due 2003 of Finlay Jewelry (the "Notes") and the Debentures and amounts due under the Revolving Credit Facility. As of November 2, 1996, Finlay Jewelry's outstanding borrowings were $235.0 million, which included a $135.0 million balance under the Notes and a $100.0 million balance under the Revolving Credit Facility. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 2, 1996, amounts outstanding under the Gold Consignment Agreement totalled 46,409 fine troy ounces, valued at approximately $17.5 million.

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totalled $12.9 million and $19.7 million for the thirty-nine weeks ended October 28, 1995 and November 2, 1996, respectively. As a result of the closing date for the quarter under the retail calendar, the 1996 period includes two semiannual interest payments with respect to the Notes of $7.2 million each, whereas the comparable period in 1995 includes only one payment of $7.2 million.

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



                                    FINLAY FINE JEWELRY CORPORATION



Date: December 13, 1996             By: /s/ Barry D. Scheckner
                                        -----------------------------------
                                        Barry D. Scheckner, Senior Vice
                                        President and Chief Financial
                                        Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)