Form 10-Q
period 1997-05-03
FINLAY FINE JEWELRY CORP
filed 1997-06-17
CIK 898684

--------------------------------------------------------------------------------




                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended May 3, 1997
                                            -----------

                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ______ to _______

                        Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3287757
-------------------------------                             -------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       521 Fifth Avenue, New York, NY                10175
   ----------------------------------------       ----------
   (Address of principal executive offices)       (zip code)

                                 (212) 808-2060
                ------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X * No

As of June 13, 1997, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware Corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 3, 1997

                                      INDEX


                                                                        PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen
          weeks ended May 4, 1996 and May 3, 1997.............................1

         Consolidated Balance Sheets as of February 1, 1997
          and May 3, 1997.....................................................2

         Consolidated Statements of Changes in Stockholder's Equity for the
          year ended February 1, 1997 and thirteen weeks ended May 3, 1997....3

         Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 1996 and May 3, 1997...................................4

         Notes to Consolidated Financial Statements...........................5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K....................................12


SIGNATURES...................................................................13

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)




                                                                                       Thirteen Weeks Ended
                                                                                ------------------------------
                                                                                   May 4,            May 3,
                                                                                    1996              1997
                                                                                ------------      ------------

Sales..................................................................         $   130,719       $   134,592
Cost of sales..........................................................              64,038            65,722
                                                                                ------------      ------------
  Gross margin.........................................................              66,681            68,870
Selling, general and administrative expenses...........................              63,447            64,930
Depreciation and amortization..........................................               2,638             2,753
                                                                                ------------      ------------
   Income (loss) from operations.......................................                 596             1,187
Interest expense, net..................................................               5,243             5,404
                                                                                ------------      ------------
   Income (loss) before income taxes...................................              (4,647)           (4,217)
Provision (credit) for income taxes....................................              (1,718)           (1,618)
                                                                                ------------      ------------
   Net income (loss)...................................................         $    (2,929)      $    (2,599)
                                                                                ============      ============













     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)






                                                                                                 (unaudited)
                                                                                February 1,        May 3,
                                                                                    1997            1997
                                                                                -----------     ------------
                                             ASSETS
Current assets
   Cash and cash equivalents....................................................$   20,392      $     2,440
   Accounts receivable - department stores......................................    15,362           30,272
   Other receivables............................................................     4,338            8,718
   Merchandise inventories......................................................   222,445          246,362
   Prepaid expenses and other...................................................     1,438            1,435
                                                                                -----------     ------------
      Total current assets......................................................   263,975          289,227
                                                                                -----------     ------------
Fixed assets
   Equipment, fixtures and leasehold improvements...............................    73,223           76,404
   Less - accumulated depreciation and amortization.............................    21,423           23,319
                                                                                -----------     ------------
      Fixed assets, net.........................................................    51,800           53,085
                                                                                -----------     ------------
Deferred charges and other assets...............................................     5,770            5,569
Goodwill........................................................................    95,263           94,455
                                                                                -----------     ------------
      Total assets..............................................................$  416,808      $   442,336
                                                                                ===========     ============

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Notes payable................................................................$    -          $   101,210
   Current portion of long-term debt............................................         2                9
   Accounts payable - trade.....................................................   133,252           76,634
   Accrued liabilities:
       Accrued salaries and benefits............................................    15,061           12,921
       Accrued miscellaneous taxes..............................................     4,147            4,494
       Accrued insurance........................................................       762              872
       Accrued interest.........................................................     3,833              452
       Accrued management transition and consulting.............................     1,787            1,513
       Other....................................................................    14,665           11,006
   Income taxes payable.........................................................    13,970            9,016
   Deferred income taxes........................................................       804              646
                                                                                -----------     ------------
       Total current liabilities................................................   188,283          218,773
Long-term debt..................................................................   135,000          135,000
Other non-current liabilities...................................................     7,115            7,412
                                                                                -----------     ------------
       Total liabilities........................................................   330,398          361,185
                                                                                -----------     ------------
Stockholder's equity
   Common Stock, par value $.01 per share; authorized 5,000 shares;
       issued and outstanding 1,000 shares......................................     -               -
   Additional paid-in capital...................................................    69,241           69,241
   Distributions to investor group in excess of carryover basis.................   (24,390)         (24,390)
   Retained earnings............................................................    44,609           41,582
   Foreign currency translation adjustment......................................    (3,050)          (5,282)
                                                                                -----------     ------------
                                                                                    86,410           81,151
                                                                                -----------     ------------
       Total liabilities and stockholder's equity...............................$  416,808      $   442,336
                                                                                ===========     ============



     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)







                                   Common Stock                 Distributions to                Foreign
                               -------------------- Additional   investor group                Currency        Total
                                 Number              Paid-in      in excess of    Retained    Translation  Stockholder's
                                of shares   Amount   Capital    carryover basis   Earnings    Adjustment      Equity
                               ----------- -------- ----------  ---------------- -----------  -----------  -------------
Balance, February 3, 1996.....     1,000   $  -     $  69,241    $    (24,390)   $   28,283   $    (747)   $     72,387
 Net income (loss)............      -         -         -              -             17,962       -              17,962
 Dividends on Common Stock....      -         -         -              -             (1,636)      -              (1,636)
 Foreign currency
     translation adjustment...      -         -         -              -             -            (2,303)        (2,303)
                               ----------- -------- ----------   --------------- -----------  -----------  -------------
Balance, February 1, 1997.....     1,000      -        69,241         (24,390)       44,609       (3,050)        86,410
 Net income (loss)............      -         -         -              -             (2,599)      -              (2,599)
 Dividends on Common Stock....      -         -         -              -               (428)      -                (428)
 Foreign currency
     translation adjustment...      -         -         -              -             -            (2,232)        (2,232)
                               ----------- -------- ----------   --------------- -----------  -----------  -------------
Balance, May 3, 1997
     (unaudited)..............     1,000   $  -     $  69,241    $    (24,390)   $    41,582  $   (5,282)  $     81,151
                               =========== ======== ==========   =============== ===========  ===========  =============













     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                       Thirteen Weeks Ended
                                                                                 --------------------------------
                                                                                     May 4,            May 3,
                                                                                      1996              1997
                                                                                 -------------      -------------

   Net income (loss)............................................................ $    (2,929)        $   (2,599)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization................................................       2,896              3,010
   Other, net...................................................................         279                428
   Changes in operating assets and liabilities:
       Increase in accounts and other receivables...............................     (14,930)           (19,661)
       Increase in merchandise inventories......................................      (9,202)           (25,311)
       Increase in prepaid expenses and other...................................        (922)               (18)
       Decrease in accounts payable and accrued liabilities.....................     (65,614)           (70,602)
                                                                                 -------------      -------------
         NET CASH USED IN OPERATING ACTIVITIES..................................     (90,422)          (114,753)
                                                                                 -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements..................      (3,602)            (3,375)
   Other, net...................................................................         (83)              (623)
                                                                                 -------------      -------------
         NET CASH USED IN INVESTING ACTIVITIES..................................      (3,685)            (3,998)
                                                                                 -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility......................................     153,633            179,387
   Principal payments on revolving credit facility..............................     (81,821)           (78,177)
   Other, net...................................................................        (187)                 7
                                                                                 -------------      -------------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES............................      71,625            101,217
                                                                                 -------------      -------------
         EFFECT OF EXCHANGE RATE CHANGES ON CASH................................         (41)              (418)
                                                                                 -------------      -------------
         DECREASE IN CASH AND CASH EQUIVALENTS..................................     (22,523)           (17,952)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................      25,737             20,392
                                                                                 -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................ $     3,214        $     2,440
                                                                                 =============      =============
Supplemental disclosure of cash flow information:
   Interest paid................................................................ $     8,537        $     8,531
   Income taxes paid............................................................       4,809              4,599



     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 3, 1997, and the results of operations and cash flows for the thirteen weeks ended May 4, 1996 and May 3, 1997. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 1997 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended February 1, 1997 ("Form 10-K"), previously filed.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1994, 1995, 1996 and 1997 relate to the fiscal years ended or ending January 28, 1995, February 3, 1996, February 1, 1997 and January 31, 1998, respectively. Each of the fiscal years includes fifty-two weeks except 1995, which includes fifty-three weeks.

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and the leading operator of leased fine jewelry departments in department stores in the United States and France. Finlay also operates leased fine jewelry departments in the United Kingdom and Germany. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 70% of Finlay's sales in 1996 were from operations in two major department store groups of which 48% represents Finlay's sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                      (unaudited)
                                                                                   February 1,           May 3,
                                                                                      1997                1997
                                                                                ---------------     ---------------
                                                                                          (in thousands)
         Jewelry goods - rings, watches and other fine jewelry
            (specific identification basis)................................     $     231,298       $     255,406
         Less:  Excess of specific identification cost over LIFO
            inventory value................................................             8,853               9,044
                                                                                ---------------     ---------------

                                                                                $     222,445       $     246,362
                                                                                ===============     ===============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended May 4, 1996 and May 3, 1997 by $191,000 for each period. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $194,276,000 and $220,154,000 at February 1, 1997 and May 3, 1997, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable- trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At May 4, 1996 and May 3, 1997, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT'), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 3, 1997, amounts outstanding under the Gold Consignment Agreement totaled 39,596 fine troy ounces, valued at approximately $13.5 million. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's consolidated balance sheet and therefore no related liability has been recorded.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                                 Thirteen Weeks Ended
                                            -------------------------------
                                               May 4,             May 3,
                                                1996              1997
                                            ------------       ------------
                                                      (in thousands)
Minimum fees..............................  $    1,172         $    1,842
Contingent fees...........................      19,634             19,891
                                            ------------       ------------
     Total................................  $   20,806         $   21,733
                                            ============       ============


NOTE 5 - LONG TERM INCENTIVE PLAN

     On March 5, 1997, a senior officer of Finlay received options under the Holding Company's Long Term Incentive Plan (the "Incentive Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan ("1997 Plan"), subject to approval by the Holding Company's stockholders. The 1997 Plan, which is similar to the Incentive Plan, is intended as a successor to the Incentive Plan and will provide for the grant of the same types of awards as are currently available under the Incentive Plan. An aggregate of 350,000 shares of the Holding Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 315,148 shares are subject to options granted to certain senior management, key employees and a director, subject to stockholder approval of the 1997 Plan. The exercise price of such options range from $13.875 per share to $14.875 per share.

PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:


Statement of Operations Data
(unaudited)


                                                                                   Thirteen Weeks Ended
                                                                                --------------------------
                                                                                  May 4,          May 3,
                                                                                   1996            1997
                                                                                ----------      ----------
Sales...................................................................           100.0%          100.0%
Cost of sales...........................................................            49.0            48.8
                                                                                ----------      ----------
    Gross margin........................................................            51.0            51.2
Selling, general and administrative expenses............................            48.5            48.2
Depreciation and amortization...........................................             2.0             2.1
                                                                                ----------      ----------
    Income (loss) from operations.......................................             0.5             0.9
Interest expense, net...................................................             4.0             4.0
                                                                                ----------      ----------
    Income (loss) before income taxes...................................            (3.5)           (3.1)
Provision (credit) for income taxes.....................................            (1.3)           (1.2)
                                                                                ----------      ----------
    Net income (loss)...................................................            (2.2)%          (1.9)%
                                                                                ==========      ==========


Thirteen Weeks Ended May 3, 1997 Compared with Thirteen Weeks Ended May 4, 1996

     Sales. Sales for the thirteen weeks ended May 3, 1997 increased $3.9 million, or 3.0%, over the comparable period in 1996. Comparable department sales (departments open for the same months during comparable periods) increased 4.3%. Management attributes this increase in comparable department sales primarily to the promotion of "Key Item" and "Best Value" programs, an increased emphasis on holiday and event related promotions as well as participating in host store special promotions and to the marketing of its departments as a "destination location" for fine jewelry. The increase in comparable departments sales was offset by a $1.7 million decrease in sales resulting from the net effect of department openings and closings. During the thirteen weeks ended May 3, 1997, Finlay opened 17 departments and closed four departments. The openings and closings were all within existing store groups. The closings resulted from host store decisions to close the stores, with one of the stores reopening at a new location with a Finlay operated department.

     Gross margin. Gross margin for the period increased by $2.2 million and, as a percentage of sales, gross margin increased by 0.2% primarily related to the lower average price of gold in the 1997 period compared to the 1996 period.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $1.5 million, or 2.3%, due primarily to payroll and lease fees associated with the increase in Finlay Jewelry's sales. In addition, through increased vendor participation, net advertising expenditures were comparable with the 1996 period. As a percentage of sales, SG&A decreased by 0.3% as a result of the leveraging of these expenses.

     Depreciation and amortization. Depreciation and amortization was essentially unchanged, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and construction relating to Finlay's distribution and warehouse facility.

     Interest expense, net. Interest expense increased by $0.2 million reflecting an increase in average borrowings ($215.7 million for the period in 1997 compared to $191.0 million for the comparable period in 1996) primarily as a result of the timing of inventory receipts during the 1997 period. The increase in average borrowings is partially offset by a lower weighted average interest rate (9.7% for the 1997 period compared to 9.9% for the comparable period in 1996).

     Provision (credit) for income taxes. The income tax provision for the 1997 and 1996 periods reflects an effective tax rate of 41.5%.

     Net income (loss). The net loss of $2.6 million for the 1997 period was $0.3 million lower than the net loss of $2.9 million for the comparable period in 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's capital requirements are primarily for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. For the thirteen weeks ended May 4, 1996 and May 3, 1997, capital expenditures totaled $3.6 million and $3.4 million, respectively. Capital expenditures for 1997, in total, are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of Finlay's $135.0 million Revolving Credit Facility (the "Revolving Credit Facility"), to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude consumer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $70.5 million at May 3, 1997, a decrease of $5.2 million from February 1, 1997. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital requirements and therefore, borrowings under the Revolving Credit Facility, can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "-Seasonality."

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Facility provides Finlay with a line of credit of up to $135.0 million which is available to finance seasonal cash and other working capital needs. The Revolving Credit Facility bears interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Facility) plus l.0% or (ii) adjusted LIBOR plus 2.0%. Pursuant to the indenture relating to the Holding Company's 12% Senior Discount Debentures due 2005 (the "Debentures"), the Holding Company has pledged all of the issued and outstanding shares of capital stock of Finlay Jewelry for the benefit of the Debenture holders. Pursuant to the Revolving Credit Facility, Finlay Jewelry has pledged or caused to be pledged all of the issued and outstanding capital stock (or other equity securities) of each of its direct and indirect subsidiaries (including Sonab Holdings, Inc., Sonab International, Inc. and Sonab) for the benefit of the lenders under the Revolving Credit Facility.

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional ten consecutive days (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Facility at May 3, 1997 were $101.2 million, compared to a zero balance at February 1, 1997 in accordance with the Balance Reduction Requirement, and $71.8 million at May 4, 1996. The average amounts outstanding were $56.0 million and $80.7 million for the thirteen weeks ended May 4, 1996 and May 3, 1997, respectively. The maximum amount outstanding for the thirteen weeks ended May 3, 1997 was $108.0 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1996, Finlay had an average balance of consignment merchandise of $201.8 million from over 200 vendors as compared to an average balance of $208.5 million in 1995. As of May 3, 1997, $220.2 million of consignment merchandise was on hand as compared to $194.3 million at February 1, 1997 and $198.8 million at May 4, 1996.

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the 10 5/8% Senior Notes due 2003 of Finlay Jewelry (the "Notes") and the Debentures and amounts due under the Revolving Credit Facility. As of May 3, 1997, Finlay Jewelry's outstanding borrowings were $236.2 million, which included a $135.0 million balance under the Notes and a $101.2 million balance under the Revolving Credit Facility. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry entered into the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 3, 1997, amounts outstanding under the Gold Consignment Agreement totaled 39,596 fine troy ounces, valued at approximately $13.5 million. The average amount outstanding under the Gold Consignment Agreement was $11.9 million in 1996.

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $8.7 million and $8.6 million for the thirteen weeks ended May 4, 1996 and May 3, 1997, respectively.

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

Seasonality

     Finlay's business is highly seasonal, with peak sales occurring during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's annual sales and approximately 86% of its income from operations (excluding nonrecurring charges) for 1994, 1995 and 1996. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. Generally, Finlay's operations during the first three quarters of any given fiscal year are financed by increased borrowings under the Revolving Credit Facility.

Inflation

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Forward - Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, trends in the general economy, competition in the retail jewelry business, the seasonality of the retail business, the ability to increase comparable department sales and to open new departments, the dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the ability to continue to obtain substantial amounts of merchandise on consignment, the dependence on key officers, the high degree of leverage and the availability of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Finlay Jewelry undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Finlay Jewelry files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

   A.         Exhibits

       2     Not applicable.

       4     Not applicable.

      10 Amendment No. 2 to Employment Agreement, dated as of March 5, 1997, among the Holding Company, Finlay Jewelry and Arthur E. Reiner.

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



                                    FINLAY FINE JEWELRY CORPORATION



Date: June 13, 1997                 By: /s/ Barry D. Scheckner
                                        -------------------------------------
                                        Barry D. Scheckner, Senior Vice
                                        President and Chief Financial
                                        Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)