Form 10-Q
period 1997-08-02
FINLAY FINE JEWELRY CORP
filed 1997-09-16
CIK 898684

------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended    August 2, 1997
                                              --------------

                                      or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from                 to

                       Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       13-3287757
 -----------------------------                       ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


        521 Fifth Avenue, New York, NY                10175
     ----------------------------------------      ----------
     (Address of principal executive offices)      (zip code)

                                (212) 808-2060
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X *      No ___

As of September 12, 1997, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware Corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                        FINLAY FINE JEWELRY CORPORATION

                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                     INDEX


                                                                       PAGE(S)
                                                                       -------

PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 3, 1996 and August 2, 1997...........1

           Consolidated Balance Sheets as of February 1, 1997 and
           August 2, 1997.....................................................3

           Consolidated Statements of Changes in Stockholder's Equity for
           the year ended  February  1, 1997 and  twenty-six  weeks ended
           August 2, 1997.....................................................4

           Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended August 3, 1996 and August 2, 1997...........5

           Notes to Consolidated Financial Statements.........................7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................17


SIGNATURES ..................................................................19

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                        FINLAY FINE JEWELRY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                        August 3,     August 2,
                                                          1996           1997
                                                      ----------     ----------
Sales............................................     $  137,188     $  148,060
Cost of sales....................................         65,845         72,112
                                                      ----------     ----------
  Gross margin...................................         71,343         75,948
Selling, general and administrative expenses.....         62,226         66,171
Depreciation and amortization....................          2,746          2,939
                                                      ----------     ----------
  Income (loss) from operations..................          6,371          6,838
Interest expense, net............................          5,790          6,012
                                                      ----------     ----------
  Income (loss) before income taxes..............            581            826
Provision (credit) for income taxes..............            596            475
                                                      ----------     ----------
  Net income (loss)..............................     $      (15)    $      351
                                                      ==========     ==========












The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                                       Twenty-Six Weeks Ended
                                                      -------------------------
                                                        August 3,     August 2,
                                                          1996           1997
                                                      ----------     ----------
Sales............................................     $  267,907     $  282,652
Cost of sales....................................        129,883        137,834
                                                      ----------     ----------
  Gross margin...................................        138,024        144,818
Selling, general and administrative expenses.....        125,673        131,101
Depreciation and amortization....................          5,384          5,692
                                                      ----------     ----------
  Income (loss) from operations..................          6,967          8,025
Interest expense, net............................         11,033         11,416
                                                      ----------     ----------
  Income (loss) before income taxes..............         (4,066)        (3,391)
Provision (credit) for income taxes..............         (1,122)        (1,143)
                                                      ----------     ----------
  Net income (loss)..............................     $   (2,944)    $   (2,248)
                                                      ==========     ==========












The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                     (Unaudited)
                                                          February 1, August 2,
                                                             1997        1997
                                                          ----------  ---------
                               ASSETS
      Current assets
  Cash and cash equivalents.............................  $   20,392  $   3,236
  Accounts receivable - department stores...............      15,362     29,884
  Other receivables.....................................       4,338      6,963
  Merchandise inventories...............................     222,445    221,393
  Prepaid expenses and other............................       1,438      2,080
                                                          ----------  ---------
    Total current assets................................     263,975    263,556
                                                          ----------  ---------
Fixed assets
  Equipment, fixtures and leasehold improvements........      73,223     81,235
  Less - accumulated depreciation and amortization......      21,423     25,141
                                                          ----------  ---------
    Fixed assets, net...................................      51,800     56,094
                                                          ----------  ---------
Deferred charges and other assets.......................       5,770      5,931
Goodwill................................................      95,263     93,646
                                                          ----------  ---------
    Total assets........................................  $  416,808  $ 419,227
                                                          ==========  =========

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable.........................................  $    -      $ 111,522
  Current portion of long-term debt.....................           2          4
  Accounts payable - trade..............................     133,252     48,103
  Accrued liabilities:
     Accrued salaries and benefits......................      15,061     12,242
     Accrued miscellaneous taxes........................       4,147      5,109
     Accrued insurance..................................         762        941
     Accrued interest...................................       3,833      4,188
     Accrued management transition and consulting.......       1,787      1,377
     Other..............................................      14,665      8,329
  Income taxes payable..................................      13,970      5,580
  Deferred income taxes.................................         804        489
                                                          ----------  ---------
     Total current liabilities..........................     188,283    197,884
Long-term debt..........................................     135,000    135,000
Other non-current liabilities...........................       7,115      7,709
                                                          ----------  ---------
     Total liabilities..................................     330,398    340,593
                                                          ----------  ---------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized
     5,000 shares; issued and outstanding 1,000
     shares.............................................       -         -
  Additional paid-in capital............................      69,241     69,241
  Distributions to investor group in excess of
     carryover basis....................................     (24,390)   (24,390)
  Retained earnings.....................................      44,609     41,505
  Foreign currency translation adjustment...............      (3,050)    (7,722)
                                                          ----------  ---------
                                                              86,410     78,634
                                                          ----------  ---------
     Total liabilities and stockholder's equity.........  $  416,808  $ 419,227
                                                          ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                       FINLAY FINE JEWELRY CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                      (in thousands, except share data)





                                     Common Stock                Distribution to               Foreign
                                   ----------------- Additional  investor group                Currency        Total
                                     Number           Paid-in     in excess of    Retained   Translation  Stockholder's
                                   of shares  Amount  Capital   carryover basis   Earnings    Adjustment     Equiity
                                   ---------  ------ ---------  ---------------  ----------- -----------  ------------
Balance, February 3, 1996........    1,000       -   $ 69,241   $   (24,390)     $  28,283   $    (747)       72,387
  Net income (loss)..............     -          -       -             -            17,962        -           17,962
  Dividends on Common Stock......     -          -       -             -            (1,636)       -           (1,636)
  Foreign currency translation
     adjustment..................     -          -       -             -              -         (2,303)       (2,303)
                                   ---------  ------ ---------  ---------------  ----------- -----------  ------------
Balance, February 1, 1997........    1,000       -     69,241       (24,390)        44,609      (3,050)       86,410
  Net income (loss)..............     -          -       -             -            (2,248)       -           (2,248)
  Dividends on Common Stock......     -          -       -             -              (856)       -             (856)
  Foreign currency translation
     adjustment..................     -          -       -             -              -         (4,672)       (4,672)
                                   ---------  ------ ---------  ---------------  ----------- -----------  ------------
Balance, August 2, 1997(Unaudited)   1,000    $  -   $ 69,241   $   (24,390)     $   41,505  $  (7,722)   $   78,634
                                   =========  ====== =========  ===============  =========== ===========  ============












The accompanying notes are an integral part of these consolidated financial statements.

                       FINLAY FINE JEWELRY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                           Thirteen Weeks Ended
                                                           ---------------------
                                                            August 3,  August 2,
                                                              1996        1997
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)....................................... $      (15) $    351
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
  Depreciation and amortization...........................      3,002     3,196
  Other, net..............................................        652       233
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables      (353)     1,650
     (Increase) decrease in merchandise inventories.......    (3,763)    23,165
     Increase in prepaid expenses and other...............      (726)      (657)
     Decrease in accounts payable and accrued liabilities.    (2,720)   (31,076)
                                                           ---------   --------
      NET CASH USED IN OPERATING ACTIVITIES...............    (3,923)    (3,138)
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold
     improvements.........................................    (3,622)    (5,102)
  Other, net..............................................      (137)    (1,190)
                                                           ---------   --------
      NET CASH USED IN INVESTING ACTIVITIES...............    (3,759)    (6,292)
                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility.................   106,788    117,722
  Principal payments on revolving credit facility.........  (100,655)  (107,410)
  Payment of dividends....................................      (409)      -
  Other, net..............................................       (19)        (5)
                                                           ---------   --------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES.........     5,705     10,307
                                                           ---------   --------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH.............        20        (81)
                                                           ---------   --------
      INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.....    (1,957)       796
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............     3,214      2,440
                                                           ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $   1,257   $  3,236
                                                           =========   ========
Supplemental disclosure of cash flow information:
  Interest paid........................................... $   1,936   $  2,017
  Income taxes paid.......................................     1,480      3,385


The accompanying notes are an integral part of these consolidated financial statements.

                       FINLAY FINE JEWELRY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)



                                                          Twenty-Six Weeks Ended
                                                         -----------------------
                                                            August 3,  August 2,
                                                              1996        1997
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)......................................  $  (2,944)  $ (2,248)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
  Depreciation and amortization..........................      5,898      6,206
  Other, net.............................................        931        661
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..........    (15,283)   (18,011)
     Increase in merchandise inventories.................    (12,965)    (2,146)
     Increase in prepaid expenses and other..............     (1,648)      (675)
     Decrease in accounts payable and accrued liabilities    (68,334)  (101,678)
                                                           ---------   --------
       NET CASH USED IN OPERATING ACTIVITIES.............    (94,345)  (117,891)
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold
     improvements........................................     (7,224)    (8,477)
  Other, net.............................................       (220)    (1,813)
                                                           ---------   --------
       NET CASH USED IN INVESTING ACTIVITIES.............     (7,444)   (10,290)
                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility................    260,421    297,109
  Principal payments on revolving credit facility........   (182,476)  (185,587)
  Payment of dividends...................................       (409)      -
  Other, net.............................................       (206)         2
                                                           ---------   --------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES.......     77,330    111,524
                                                           ---------   --------
       EFFECT OF EXCHANGE RATE CHANGES ON CASH...........        (21)      (499)
                                                           ---------   --------
       DECREASE IN CASH AND CASH EQUIVALENTS.............    (24,480)   (17,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     25,737     20,392
                                                           ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $   1,257   $  3,236
                                                           =========   ========
Supplemental disclosure of cash flow information:
  Interest paid..........................................  $ 10,473    $ 10,548
  Income taxes paid......................................     6,289       7,984


The accompanying notes are an integral part of these consolidated financial statements.

                       FINLAY FINE JEWELRY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of August 2, 1997, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 3, 1996 and August 2, 1997. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 1997 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended February 1, 1997 ("Form 10-K") previously filed with the SEC.

    Finlay's fiscal year ends on the Saturday closest to January 31. References to 1994, 1995, 1996 and 1997 relate to the fiscal years ended or ending January 28, 1995, February 3, 1996, February 1, 1997 and January 31, 1998, respectively. Each of the fiscal years includes fifty-two weeks except 1995, which includes fifty- three weeks.

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

NOTE 3 - MERCHANDISE INVENTORIES

    Merchandise inventories consisted of the following:

                                                                   (Unaudited)
                                                    February 1,     August 2,
                                                       1997           1997
                                                    ----------     ----------
                                                          (in thousands)
  Jewelry goods - rings, watches and other fine
     jewelry (specific identification basis)......  $  231,298     $   230,246
  Less:  Excess of specific identification cost
     over LIFO inventory value....................       8,853           8,853
                                                    -----------    -----------
                                                    $   222,445    $   221,393
                                                    ===========    ===========

                       FINLAY FINE JEWELRY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

    The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended August 3, 1996 by $200,000 and increasing income (loss) before income taxes for the thirteen weeks ended August 2, 1997 by $191,000. The effect of applying the LIFO method for the twenty-six weeks ended August 3, 1996 was to decrease income (loss) before income taxes by $391,000. The LIFO method had no effect on income (loss) before income taxes for the twenty-six weeks ended August 2, 1997. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,000,000 lower than that for financial reporting purposes at February 1, 1997.

    Approximately $194,276,000 and $205,466,000 at February 1, 1997 and August 2, 1997, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable- trade in the accompanying Consolidated Balance Sheets.

    The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At August 3, 1996 and August 2, 1997, the gain/loss on open futures contracts was not material.

    In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which expires on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 2, 1997, amounts outstanding under the Gold Consignment Agreement totaled 38,007 fine troy ounces, valued at approximately $12.4 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's consolidated balance sheet and therefore no related liability has been recorded.

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

                       FINLAY FINE JEWELRY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

    Substantially all of the department store leases provide that the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

    The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                          Thirteen Weeks Ended         Twenty-Six Weeks Ended
                         ----------------------        ------------------------
                          August 3,   August 2,         August 3,    August 2,
                             1996        1997             1996         1997
                         ----------  ----------        ----------   -----------
                             (in thousands)                (in thousands)
Minimum fees............ $   1,265   $   1,968         $   2,437    $    3,810
Contingent fees.........    20,808      21,814            40,442        41,705
                         ----------  ----------        ----------   -----------
    Total............... $  22,073   $  23,782         $  42,879    $   45,515
                         ==========  ==========        ==========   ===========

NOTE 5 - LONG TERM INCENTIVE PLANS

    On March 5, 1997, a senior officer of Finlay received options under the Holding Company's Long Term Incentive Plan (the "Incentive Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

    On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan ("1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the Incentive Plan, is intended as a successor to the Incentive Plan and will provide for the grant of the same types of awards as are currently available under the Incentive Plan. An aggregate of 350,000 shares of the Holding Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 312,815 shares are subject to options granted to certain senior management, key employees and a director. The exercise price of such options range from $13.875 per share to $14.875 per share.

                       FINLAY FINE JEWELRY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OTHER TRANSACTIONS

    On September 11, 1997, Finlay amended its $135,000,000 Revolving Credit Facility by (i) increasing the line of credit to $175,000,000, (ii) including eligible international assets in the borrowing base formula, (iii) reducing interest rates, (iv) permitting higher balances during the annual balance reduction period and (v) extending the maturity date from May 1998 to March 2003 (the "Revolving Credit Facility").

    On September 3, 1997, Finlay entered into an agreement to acquire certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of departments, for approximately $66 million. By acquiring Diamond Park, Finlay will add 139 departments that had total sales of approximately $93 million for the twelve months ended February 1, 1997 and will also add new host store relationships with Mercantile Stores, Marshall Field's and Parisian. The completion of the acquisition of Diamond Park (the "Diamond Park Acquisition") is subject to satisfaction of certain conditions. Pursuant to an amendment to the Revolving Credit Facility, dated September 11, 1997, and concurrent with the completion of the Diamond Park Acquisition, the line of credit will be further increased to $225,000,000 and permitted balances during the annual balance reduction period will be increased. Finlay intends to finance the Diamond Park Acquisition with borrowings under the Revolving Credit Facility.

    On September 4, 1997, the Holding Company filed a registration statement with the SEC for a proposed public offering of 3,000,000 shares of its Common Stock (the "Offering"), of which 2,046,971 shares are to be issued and sold by the Holding Company. Upon the completion of the Offering, the Holding Company expects to use the net proceeds to it therefrom for working capital, repayment of indebtedness or other general corporate purposes.

PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated:

Statement of Operations Data
(Unaudited)


                                                         Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                        ----------------------   ------------------------
                                                         August 3,   August 2,    August 3,     August 2,
                                                            1996       1997         1996          1997
                                                        ---------    ---------   ---------     ----------
Sales.............................................         100.0%       100.0%      100.0%         100.0%
Cost of sales.....................................          48.0         48.7        48.5           48.8
                                                        ---------    ---------   ---------     ----------
   Gross margin...................................          52.0         51.3        51.5           51.2
Selling, general and administrative expenses                45.4         44.7        46.9           46.4
Depreciation and amortization.....................           2.0          2.0         2.0            2.0
                                                        ---------    ---------   ---------     ----------
    Income (loss) from operations.................           4.6          4.6         2.6            2.8
Interest expense, net.............................           4.2          4.1         4.1            4.0
                                                        ---------    ---------   ---------     ----------
    Income (loss) before income taxes.............           0.4          0.5        (1.5)          (1.2)
Provision (credit) for income taxes...............           0.4          0.3        (0.4)          (0.4)
                                                        ---------    ---------   ---------     ----------
    Net income (loss).............................           0.0%         0.2%       (1.1)%         (0.8)%
                                                        =========    =========   =========     ==========


Thirteen Weeks Ended August 2, 1997 Compared with Thirteen Weeks Ended August 3, 1996

      Sales. Sales for the thirteen weeks ended August 2, 1997 increased $10.9 million, or 7.9%, over the comparable period in 1996. Comparable department sales (departments open for the same months during comparable periods) increased 6.9%. Management attributes this increase in comparable department sales to the following initiatives: (i) introducing its "Key Item" and "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning its departments as a "destination location" for fine jewelry; and (iv) implementing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a management initiative designed to allow Finlay's sales associates more time for customer sales and service. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $1.4 million. During the thirteen weeks ended August 2, 1997, Finlay opened eight departments and closed two departments. The openings and closings were all within existing store groups. The closings resulted from host store decisions to close the stores.

    Gross margin. Gross margin for the period increased by $4.6 million but, as a percentage of sales, gross margin decreased by 0.7% as a result of management's efforts to increase market penetration and market share through its competitive pricing strategy.

    Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $3.9 million, or 6.3%, due primarily to payroll expense and lease fees associated with the increase in Finlay
Jewelry's sales as well as an increase in net advertising expenditures as compared with the 1996 period. As a percentage of sales, SG&A decreased by 0.7% as a result of the leveraging of these expenses.

    Depreciation and amortization. Depreciation and amortization increased by $0.2 million, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. This increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

    Interest expense, net. Interest expense increased by $0.2 million reflecting an increase in average borrowings ($247.2 million for the period in 1997 compared to $220.1 million for the comparable period in 1996) primarily as a result of the timing of inventory receipts during the 1997 period. The increase in average borrowings was partially offset by a lower weighted average interest rate (9.4% for the 1997 period compared to 9.6% for the comparable period in 1996).

     Provision (credit) for income taxes. The income tax provision for the 1997 and 1996 periods reflects an effective tax rate of 41.5%.

    Net income (loss). The net income of $0.4 million for the 1997 period was $0.4 million higher than the net loss for the comparable period in 1996 as a result of the factors discussed above.

     Twenty-Six Weeks Ended August 2, 1997 Compared with Twenty-Six Weeks Ended August 3, 1996

      Sales. Sales for the twenty-six weeks ended August 2, 1997 increased $14.7 million, or 5.5%, over the comparable period in 1996. Comparable department sales increased 5.7%. Management attributes this increase in comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. The increase in comparable department sales was offset by a $0.5 million decrease in sales resulting form the net effect and timing of department openings and closings. During the twenty-six weeks ended August 2, 1997, Finlay opened 25 departments and closed six departments. The openings and closings were all within existing store groups. The closings resulted from host store decisions to close the stores, with one of the stores reopening at a new location with a Finlay operated department.

    Gross margin. Gross margin for the period increased by $6.8 million but, as a percentage of sales, gross margin decreased by 0.3% as a result of management's efforts to increase market penetration and market share through its competitive pricing strategy.

    Selling, general and administrative expenses. SG&A increased $5.4 million, or 4.3%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales as well as an increase in net advertising expenditures as compared with the 1996 period. As a percentage of sales, SG&A decreased by 0.5% as a result of the leveraging of these expenses.

    Depreciation and amortization. Depreciation and amortization increased by $0.3 million, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. This increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

    Interest expense, net. Interest expense increased by $0.4 million reflecting an increase in average borrowings ($231.4 million for the period in 1997 compared to $205.5 million for the comparable period in 1996) primarily as a result of the timing of inventory receipts during the 1997 period. The increase in average borrowings was partially offset by a lower weighted average interest rate (9.5% for the 1997 period compared to 9.7% for the comparable period in 1996).

     Provision (credit) for income taxes. The income tax provision for the 1997 and 1996 periods reflects an effective tax rate of 41.5%.

    Net income (loss). The net loss of $2.2 million for the 1997 period was $0.7 million lower than the net loss of $2.9 million for the comparable period in 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

    Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. For the twenty-six weeks ended August 3, 1996 and August 2, 1997, capital expenditures totaled $7.2 million and $8.5 million, respectively. For 1996, capital expenditures totaled $17.5 million, which included initial construction costs relating to Finlay's distribution and warehouse facility. Capital expenditures for 1997, in total, are estimated to be approximately $18.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Facility, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

    Finlay's operations substantially preclude consumer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $65.7 million at August 2, 1997, a decrease of $10.0 million from February 1, 1997. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Facility can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "- Seasonality."

    The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Facility provides Finlay with a line of credit of up to $175.0 million which is available to finance seasonal cash and other working capital needs. The Revolving Credit Facility initially bears interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Facility) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in 1998, the Revolving Credit Facility will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from 0.25% to 1.00% or (ii) adjusted LIBOR plus a margin ranging from 1.25% to 2.00%, in each case depending on Finlay's financial performance. Pursuant to the indenture (the "Debenture Indenture") relating to the Holding Company's 12% senior Discount Debentures due 2005 (the "Debentures"), the Holding Company has pledged all of the issued and outstanding shares of capital stock of Finlay Jewelry for the benefit of the Debenture holders. Pursuant to the agreement relating to Revolving Credit Facility (the "Revolving Credit Agreement"), Finlay Jewelry has pledged or caused to be pledged all of the issued and outstanding capital stock (or other equity securities) of each of its direct and indirect subsidiaries (including Sonab Holdings, Inc., Sonab International, Inc. and Sonab) for the benefit of the lenders under the Revolving Credit Facility.

     Pursuant to the Revolving Credit Agreement, Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 30 consecutive day period (the "Balance Reduction Requirement"). In addition, the Debenture Indenture and the indenture (the "Note Indenture") relating to Finlay Jewelry's 10 5/8% Senior Notes due 2003 (the "Notes") require Finlay to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a specified 25 consecutive day period. Borrowings under the Revolving Credit Facility at August 2, 1997 were $111.5 million, compared to a zero balance at February 1, 1997 in accordance with the then-applicable Balance Reduction Requirement and $77.9 million at August 3, 1996. The average amounts outstanding were $70.5 million and $96.4 million for the twenty-six weeks ended

August 3, 1996 and August 2, 1997, respectively. The maximum amount outstanding for the twenty-six weeks ended August 2, 1997 was $121.0 million. After giving effect to increased borrowings under the Revolving Credit Facility to finance the Diamond Park Acquisition, the outstanding balance under the Revolving Credit Facility at August 2, 1997 would have been $177.8 million.

    Pursuant to an amendment to the Revolving Credit Facility, dated September 11, 1997, and concurrent with the completion of the Diamond Park Acquisition, the line of credit will be increased to $225.0 million and permitted balances during the annual balance reduction period will be increased. Finlay intends to finance the Diamond Park Acquisition with borrowings under the Revolving Credit Facility. In addition, upon the completion of the Offering, the Holding Company expects to use the net proceeds to it therefrom for working capital, repayment of indebtedness or other general corporate purposes. The Debenture Indenture and
Note Indenture restrict the Holding Company's ability to use the net proceeds from the Offering to repay indebtedness under the Revolving Credit Facility.

    Finlay Jewelry believes that, with the increased borrowing capacity under the Revolving Credit Facility, it has sufficient liquidity to meet its anticipated working capital requirements for both its domestic and foreign operations. Finlay does not expect that significant additional working capital will be required in the near-term with respect to the operation of the Diamond Park departments because Finlay will purchase the inventory of those Diamond Park departments which it is acquiring. On a going-forward basis, Finlay expects that inventory purchases for the Diamond Park departments will be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that future working capital requirements for the Diamond Park departments may be reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition. Finlay expects to incur certain expenditures of approximately $1.0 million associated with the integration of Diamond Park's operations.

    Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1996, Finlay had an average balance of consignment merchandise of $201.8 million from over 200 vendors as compared to an average balance of $208.5 million in 1995. As of August 2, 1997, $205.5 million of consignment merchandise was on hand as compared to $194.3 million at February 1, 1997 and $194.7 million at August 3, 1996.

    A substantial amount of Finlay's operating cash flow is or will be required to pay, directly or indirectly, interest with respect to the Notes and the Debentures and amounts due under the Revolving Credit Facility, including the payments required pursuant to the Balance Reduction Requirement. As of August 2, 1997, Finlay Jewelry's outstanding borrowings were $246.5 million, which included a $135.0 million balance under the Notes and a $111.5 million balance under the Revolving Credit Facility. On May 1, 1998, the Holding Company will have a one-time option, in accordance with the Debenture Indenture, to prepay all or a portion of the $39.0 million of accreted interest on the Debentures as of such date. It is the Holding Company's intent to prepay, subject to satisfaction of certain covenants and conditions, all or a portion of such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. The Holding Company intends to fund this prepayment using borrowings under the Revolving Credit Facility or other available funds including, upon the completion of the Offering, the net proceeds to it therefrom.
The Debentures do not pay cash interest until November 1, 1998.

    In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement, which expires on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 2, 1997, amounts outstanding under the Gold Consignment Agreement totaled 38,007 fine troy ounces, valued at approximately $12.4 million. The average amount outstanding under the Gold Consignment Agreement was $11.9 million in 1996.

    Finlay Jewelry is currently implementing financial and distribution software that is Year 2000 compliant. Finlay Jewelry has begun to assess the impact of the Year 2000 issue on its remaining operations, including the development of cost estimates for and the extent of programming changes required to address this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Finlay Jewelry's expenses during 1998 and 1999 and are not expected to have a material impact on its ongoing results of operations.

    Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Facility, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note Indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $10.7 million and $10.6 million for the twenty-six weeks ended August 3, 1996 and August 2, 1997, respectively.

    Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1996 (Finlay Jewelry's tax year end), a NOL for tax purposes of approximately $14.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL existed as of February 1, 1997. An additional change in ownership of the Holding Company within the meaning of Section 382 of the Code may occur as a result of the Offering. However, management does not believe that there would be any additional restrictions upon the Finlay's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

Seasonality

    Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 86% of its income from operations (excluding nonrecurring charges) for 1994, 1995 and 1996. Finlay has typically experienced losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Facility. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

    The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Forward - Looking Statements

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, trends in the general economy, competition in the retail jewelry business, the seasonality of the retail business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate the Diamond Park assets (and any future acquisitions) into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business.

    Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Finlay Jewelry undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Finlay Jewelry files or has filed from time to time with the SEC pursuant to the Exchange Act.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

   A.       Exhibits

    2       Not applicable.

    4       Not applicable.

    10.1 Amendment No. 3 dated as of January 31, 1997 to the Amended and Restated Credit Agreement dated as of March 28, 1995 among General Electric Capital Corporation ("G. E. Capital"), individually and in its capacity as agent, certain other lenders and financial institutions, the Holding Company and Finlay Jewelry.

    10.2 Amended and Restated Credit Agreement dated as of September 11, 1997 among G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the Holding Company and Finlay Jewelry ("Amended Revolving Credit Agreement").

    10.3 Amendment No. 1 dated as of September 11, 1997 to the Amended Revolving Credit Agreement.

    10.4 Amendment No. 2 and Limited Consent dated as of September 10, 1997 to the Gold Consignment Agreement dated as of June 15, 1995 , as amended, by and between Finlay Jewelry and Rhode Island Hospital Trust National Bank.

    10.5 Amendment No. 3 and Limited Consent dated as of September 11, 1997 to the Gold Consignment Agreement dated as of June 15, 1995, as amended, by and between Finlay Jewelry and Rhode Island Hospital Trust National Bank.

    10.6 Asset Purchase Agreement dated September 3, 1997 by and among the Holding Company, Finlay Jewelry, Zale Corporation and Zale Delaware, Inc.

    10.7 Form of Amendment to Employment Agreement between David B. Cornstein and Finlay Jewelry.

    11      Not applicable.

    15      Not applicable.

    18      Not applicable.

    19      Not applicable.

    22      Not applicable.

    23      Not applicable.

    24      Not applicable.

    27      Financial Data Schedule.

    99      Not applicable.

   B.       Reports on Form 8-K

          On September 9, 1997, Finlay Jewelry filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding the Holding Company's announcement that Finlay had entered into an agreement to acquire certain assets of the Diamond Park Fine Jewelers division of Zale Corporation.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FINLAY FINE JEWELRY CORPORATION



Date: September 12, 1997              By: /s/ Barry D. Scheckner
                                          ------------------------------------
                                          Barry D. Scheckner, Senior Vice
                                          President and Chief Financial
                                          Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)