Form 10-K
period 1999-01-30
FINLAY FINE JEWELRY CORP
filed 1999-04-30
CIK 898684

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended  January 30, 1999

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              13-3287757
 --------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          529 Fifth Avenue New York, NY                        10017
    ----------------------------------------                ----------
    (Address of principal executive offices)                (zip code)

                                  212-808-2800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No
                               -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of April 23, 1999, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Annual Report on Form 10-K

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                      INDEX



                                                                         Page(s)
                                                                         -------
PART I
 Item 1.  Business............................................................ 3
 Item 2.  Properties..........................................................15
 Item 3.  Legal Proceedings...................................................15
 Item 4.  Submission of Matters to a Vote of Security Holders.................15

PART II
 Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters..........................................................16
 Item 6.  Selected Consolidated Financial Data................................17
 Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................19
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk..........28
 Item 8.  Financial Statements and Supplementary Data.........................29
 Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................29

PART III
 Item 10. Directors and Executive Officers of the Registrant..................30
 Item 11. Executive Compensation..............................................34
 Item 12. Security Ownership of Certain Beneficial Owners and Management......43
 Item 13. Certain Relationships and Related Transactions......................46

PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....50

SIGNATURES ...................................................................59

                                     PART I

Item 1. Business

The Company

     Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly owned subsidiaries ("Finlay Jewelry"), is a wholly owned subsidiary of Finlay Enterprises, Inc., a Delaware corporation (the "Holding Company"). References to "Finlay" mean, collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. All references herein to "Departments" refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay is one of the leading retailers of fine jewelry in the United States and France. Finlay operates leased fine jewelry departments ("Departments") in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott and Proffitt's divisions of Saks Incorporated, and with the completion of its 1997 acquisition of Diamond Park (as defined herein), operates Departments in Marshall Field's, Parisian and Dillard's, formerly the Mercantile Stores. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $161 per item. Average sales per Department were $776,000 in 1998 and the average size of a Department is approximately 1,000 square feet.

     Finlay's sales have increased from $552.1 million in 1994 to $863.4 million in 1998, a compound annual growth rate of 11.8%. Income from operations has increased from $37.5 million to $62.3 million in the same period, a compound annual growth rate of 13.5%. Finlay has increased in size from 757 Departments at the beginning of 1994 to 1,097 Departments and 12 stand-alone stores, for a total of 1,109 locations at the end of 1998.

     As of January 30, 1999, Finlay operated its 1,109 locations in 31 host store groups, located in 45 states, the District of Columbia, France, England and Germany. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 390 department stores, including Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 153 of Federated's 401 department stores, including Rich's and Burdines. Over the past three years, store groups owned by May and Federated accounted for an average of 46% and 21%, respectively, of Finlay's annual sales. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 79% of Finlay's sales in 1998) and 16 of which have had leases with Finlay for more than ten years (representing 69% of Finlay's sales in 1998).

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Societe Nouvelle d' Achat de Bijouterie--S.O.N.A.B. ("Sonab"), the largest operator of Departments in France, operating 144 Departments in five host store groups, including Galeries Lafayette, Nouvelles Galeries and Bazar de L'Hotel de Ville.

     As of January 30, 1999, Finlay also operated nine domestic stand alone jewelry outlet stores at nonmetropolitan outlet shopping center locations in Ohio, New York, Florida, South Carolina, Pennsylvania, Georgia and California under the name "New York Jewelry Outlet". The outlet stores provide Finlay with a channel to sell discontinued, close-out and certain other merchandise.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1994, 1995, 1996, 1997, 1998 and 1999 relate to the fiscal years ending on January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Each of the fiscal years includes 52 weeks except 1995, which included 53 weeks.

     Finlay Jewelry is a wholly owned subsidiary of the Holding Company. The principal executive offices of Finlay Jewelry are located at 529 Fifth Avenue, New York, New York 10017 and its telephone number at this address is (212) 808-2800.

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior
Debentures') and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, Finlay's revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 1, 1998, the Holding Company prepaid all of the $39.0 million of accreted interest on the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures") as of such date. The Holding Company exercised its option to prepay all such accreted interest to take advantage of the resulting tax benefit relating to the deductibility of such prepayment in 1998.

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's Old Debentures, including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10-5/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $8.0 million, including $5.4 million for the redemption premium on the Notes and $2.0 million to write off deferred financing costs associated with the Old Notes.

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of Departments, for approximately $63.0 million. By acquiring Diamond Park, Finlay added 139 Departments that, in 1998, contributed in excess of $100 million in sales and also added new host store relationships with Marshall Field's, Parisian and Dillard's, formerly the Mercantile Stores.

     On October 21, 1997, the Holding Company completed a public offering (the "1997 Offering") of 3,450,000 shares of its Common Stock, at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Holding Company. An additional 1,253,029 shares were sold by existing stockholders. Net proceeds to the Holding Company from the 1997 Offering were $38.1 million. The Holding Company used the funds for working capital, repayment of indebtedness and other general corporate purposes.

     On April 6, 1995, the Holding Company completed an initial public offering (the "Initial Public Offering") of 2,500,000 shares of its Common Stock, at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Initial Public Offering were $30.2 million and were used to repurchase $6.1 million accreted balance of the Old

Debentures, with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness incurred under the Revolving Credit Agreement.

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

     As a lessee, Finlay benefits from the host stores' reputation, customer traffic, advertising, credit services and established customer base. Finlay also avoids the substantial capital investment in fixed assets typical of stand-alone retail formats. These factors have generally enabled Finlay's new Departments to achieve profitability within their first twelve months of operation. Finlay further benefits because net sales proceeds are generally remitted to Finlay by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

     As a result of Finlay's strong relationships with its vendors, management believes that Finlay Jewelry's working capital requirements are lower than those of many other jewelry retailers. In recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. The use of consignment merchandise also reduces Finlay's inventory exposure to changing fashion trends because, in general, unsold consigned merchandise can be returned to the vendor.

     Industry. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $46.3 billion on jewelry (including both fine and costume jewelry) in the United States in 1998, an increase of approximately $17.7 billion over 1988, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4 billion on fine jewelry in 1997. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment Finlay's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     Growth Strategy. Finlay intends to pursue the following key initiatives to increase sales and earnings:

o Increase Comparable Department Sales. In 1996, 1997 and 1998, Finlay achieved domestic comparable Department sales increases of 6.0%, 5.7% and 5.4%, respectively, outpacing the majority of its host stores. These increases were achieved primarily by emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these merchandising and marketing strategies, as well as from increasing demand for fine jewelry.

o Add Departments Within Existing Host Store Groups. Finlay's well established relationships with many of its host store groups have enabled Finlay to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates the fine jewelry departments in all of May's 390 department stores. Finlay also has operated

     Departments in Federated stores since 1983 and operates Departments in 153 of Federated's 401 department stores. Since the beginning of 1994, host store expansion has added 92 net new Departments. Based on May's expansion plans, Finlay believes it will have the opportunity to open approximately 100 new Departments in May stores alone over the next five years (excluding possible closings).

o Establish New Host Store Relationships. Finlay has an opportunity to grow by establishing new relationships with department stores that presently either lease their fine jewelry departments to Finlay's competitors or operate their own fine jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Since the beginning of 1992, Finlay has added such host store groups as Burdines, The Bon Marche, Elder Beerman and Stern's. Over the past three years, Finlay has added 27 Departments in the Hecht's division of May as a result of May's acquisition of John Wanamaker and Strawbridge's. By acquiring Diamond Park (the "Diamond Park Acquisition"), Finlay added Marshall Field's, Parisian and Dillard's (formerly the Mercantile Stores) to its host store relationships.

o Continue to Improve Operating Leverage. Selling, general and administrative expenses as a percentage of sales declined from 43.3% in 1994 to 42.2% in 1998. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes Finlay will benefit from recent investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. Finlay's new central distribution facility, which became fully operational in the Spring of 1998, has enabled Finlay to improve the flow of merchandise to Departments and, during the latter part of 1998, enabled Finlay to reduce payroll and freight costs.

     Additionally, since 1994 Finlay has opened nine domestic stand-alone jewelry outlet stores which provide Finlay with a channel to sell discontinued, close-out and certain other merchandise.

     Merchandising Strategy. Finlay seeks to maximize sales and profitability through a unique merchandising strategy known as the "Finlay Triangle", which integrates store management (including host store management and Finlay's store group management), vendors and Finlay's central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Within guidelines set by the central office, Finlay's store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Finlay's advertising initiatives and promotional planning are closely coordinated with both host store management and Finlay's store group management to ensure the effective use of Finlay's marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and Finlay. As a result, management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

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

Store Relationships

     Host Store Relationships. As of January 30, 1999, Finlay operated 1,109 locations (including 12 stand-alone stores) in 31 host store groups, located in 45 states, the District of Columbia, France, England and Germany. By acquiring Diamond Park in 1997, Finlay added 139 Departments in three host store groups, located in 19 states. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 390 department stores, including Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 153 of Federated's 401 department stores, including Rich's and Burdines. Over the past three years, store groups owned by May and Federated accounted for an average of 46% and 21%, respectively, of Finlay's annual sales.

     Finlay also operates Departments in numerous other host store groups, such as Belk and the Carson Pirie Scott and Proffitt's divisions of Saks Incorporated. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 79% of Finlay's sales in 1998) and 16 of which have had leases with Finlay for more than ten years (representing 69% of Finlay's sales in 1998). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at January 30, 1999, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group. The table also provides similar information regarding Finlay's international Departments and its domestic and international stand-alone locations.


                                                                 Number of
                                                 Inception of   Departments
Host Store Group/Location                        Relationship    /Stores
-------------------------                        ------------   -----------
May
Robinsons-May..................................    1948           55
Filene's.......................................    1977           40
Lord & Taylor..................................    1978           73
Famous Barr/L.S. Ayres.........................    1979           38
Kaufmann's.....................................    1979           48
Foley's........................................    1986           57
Hecht's/Strawbridge's..........................    1986           71
Meier & Frank..................................    1988            8
   Total May Departments.......................                  ---         390

Federated
Rich's/Lazarus/Goldsmith's.....................    1983           69
Burdines.......................................    1992           43
The Bon Marche.................................    1993           19
Stern's........................................    1994           22
   Total Federated Departments.................                  ---         153

Saks Incorporated
Younkers.......................................    1973           35
Carson Pirie Scott/Bergner's/Boston Store......    1977           50
Proffitt's.....................................    1991           15
Parisian.......................................    1997           34
   Total Saks Incorporated.....................                  ---         134

Other Domestic Departments
Crowley's/Steinbach (1)........................    1968           14
Gottschalks....................................    1969           32
Belk...........................................    1975           55
Liberty House..................................    1983           12
The Bon-Ton....................................    1986           42
Elder Beerman..................................    1992           35
Dillard's......................................    1997           62
Marshall Field's...............................    1997           21
   Total Other Domestic Departments............                  ---         273
                                                                           -----
   Total Domestic Departments..................                              950

International Departments (Sonab)
Bazar de L'Hotel de Ville......................    1994            6
Galeries Lafayette.............................    1994           34
Monoprix/Inno/Baze/Prisunic....................    1994           50
Nouvelles Galeries.............................    1994           54
Jeanteur.......................................    1996            1
Allders........................................    1998            1
Beatties.......................................    1998            1
   Total International Departments.............                  ---         147

Stand-Alone Stores
New York Jewelry Outlet........................    1994            9
New Gold (Sonab)...............................    1994            3
   Total Stand-Alone Stores....................                  ---          12
                                                                           -----
     Total Departments and Stand-Alone Stores..                            1,109
___________________________                                                =====
(1)   Finlay closed these Departments during February 1999.

     Terms of Lease Agreements. Finlay's lease agreements typically have an initial term of one to five years. Finlay has, where possible, entered into five-year lease agreements and expects to continue this practice. Finlay's lease agreements generally contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. Lease renewals are for one to five year periods. In 1997, Finlay extended its lease agreements with Federated, including leases for Departments in Burdines, Rich's, Lazarus,
Goldsmith's and The Bon Marche through February 3, 2001, and the lease for Departments in Stern's through February 1, 2003. Sonab is in the process of negotiating extensions of its leases for Departments in the Galeries Lafayette, Nouvelles Galeries and Bazar de L'Hotel de Ville store groups, which leases are presently scheduled to expire on December 31, 1999. In exchange for the right to operate a Department within the host store, Finlay pays each host store group a lease fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases).

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

     In many cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain domestic lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with the Diamond Park Acquisition. In certain cases, Finlay has found that, notwithstanding the absence of any geographical limitation in a lease agreement, it may be limited as a practical matter from opening Departments for competing host store groups in close proximity to each other because of the adverse effect such openings might have on its overall host store group relationships.

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

     Departments Opened/Closed. During 1998, Department openings offset by closings resulted in a net decrease of eight Departments. Included in the Departments opened and closed in 1998, listed below, are 34 replacement Departments relating primarily to Dillard's purchase of the Mercantile Stores and its subsequent sale of certain stores to Finlay's existing host store groups. With the exception of two Departments opened in new store groups in England, the remaining 42 openings were all within existing store groups. The majority of the closings occurred within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--1998 Compared with 1997".

     The following table sets forth data regarding the number of Departments and stand-alone stores which Finlay has operated from the beginning of 1994:

                                                                             Fiscal Year Ended
                                                        ------------------------------------------------------------
                                                         Jan. 28,     Feb. 3,      Feb. 1,     Jan. 31,    Jan. 30,
                                                          1995         1996         1997        1998        1999
                                                        ---------    --------     --------    ---------   ----------
   Departments/Stores:

   Open at beginning of period....................         757          903          941          939        1,117
   Opened during period...........................         159           70           84          188           78
   Closed during period...........................         (13)         (32)         (86)         (10)         (86)
                                                        ---------    --------     --------    ---------   ----------
   Open at end of period..........................         903          941          939        1,117        1,109
                                                        ---------    --------     --------    ---------   ----------
   Net increase (decrease)........................         146           38           (2)         178           (8)
                                                        =========    ========     ========    =========   ==========

     For the periods presented in the table above, Department closings were primarily attributable to: ownership changes in host store groups; the bankruptcy of certain host store groups; internal consolidation within May; the closing or sale by host store groups of individual stores; the closing of Departments in a host store group as a result of the opening of Departments in another host store group that competes in the same geographic market; host store group decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.

Products and Pricing

     Each  of  Finlay's  domestic   Departments  offers  a  broad  selection  of
necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. Finlay also provides jewelry and watch repair services. Finlay does not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches. With respect to watches, Finlay emphasizes brand name vendors, including Seiko, Citizen, Movado and Bulova. Many of Finlay's lease agreements with host store groups restrict Finlay from selling certain brand name items or, in some cases, set price minimums below which Finlay may not sell particular items. Sonab's watch selection is limited to private label watches marketed under Sonab's "New Gold" and "Gold Line" names. In France, all other watch brands are sold by the host stores.

     The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1996, 1997 and 1998:

                                                                 Fiscal Year Ended
                                ------------------------------------------------------------------------------------
                                       Feb. 1. 1997                 Jan. 31, 1998               Jan. 30, 1999
                                ---------------------------    ------------------------    -------------------------
                                                  % of                        % of                         % of
                                  Sales            Sales         Sales         Sales         Sales          Sales
                                -----------      ----------    ----------    ----------    ----------     ----------
                                                               (Dollars in millions)
   Gemstones.................   $   153.1           24.1%      $   169.0        23.4%      $   184.4         22.4%
   Gold......................       144.8           22.8           155.1        21.6           182.0         22.1
   Watches...................       114.3           18.0           126.3        17.6           147.0         17.9
   Diamonds..................       129.2           20.3           147.7        20.5           192.0         23.4
   Other (1).................        93.5           14.8           121.5        16.9           116.6         14.2
                                -----------      ----------    ----------    ----------    ----------     ----------
   Total Sales...............   $   634.9          100.0%      $   719.6       100.0%      $   822.0        100.0%
                                ===========      ==========    ==========    ==========    ==========     ==========

__________________________
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 1998, the average price of the items sold by Finlay was approximately $161 per item. An average Department has over 4,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

Purchasing and Inventory

     General. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. At any one time, Finlay typically is required to pay in advance of sale for less than half of its inventory because in recent years, on average, approximately 49% of Finlay's domestic merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 1998, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 38% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

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

     In 1998, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 325 vendors) generated approximately 77% of domestic sales, and merchandise obtained from Finlay's largest vendor generated approximately 11% of domestic sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     In addition, Finlay's new central distribution facility, which became fully operational in the Spring of 1998, has enabled Finlay to improve the flow of merchandise to Departments and, during the latter part of 1998, enabled Finlay to reduce payroll and freight costs.

     Gold Consignment Agreement. Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 30, 1999, amounts outstanding under the Gold Consignment Agreement totaled 78,836 fine troy ounces, valued at approximately $22.5 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 30, 1999, was approximately 3.2% per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

Operations

     General. Most of Finlay's Departments have between 30 and 150 linear feet of display cases (with an average of approximately 60 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Most of the Departments utilize up to 260 staff hours per week on a permanent basis, depending on the Department's sales volume, and employ additional sales staff during the peak year-end holiday season. Each Department is open for business during the same hours as its host store. Subject to the terms of the applicable host store group lease agreement, Finlay is generally responsible for its own operating decisions within each of its Department operations, including the hiring and compensation of sales staff. See "--Store Relationships--Terms of Lease Agreements".

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for supervision of up to seven host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, thereby improving customer service and, as a result, sales. For example, Finlay implemented an interface between store cash registers and Finlay's central office, which has reduced administrative time.

     Finlay had average sales per linear foot of approximately $11,600 in 1996, $11,900 in 1997 and $12,100 in 1998. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average sales per Department of approximately $729,000, $749,000 and $776,000 in 1996, 1997 and 1998, respectively.

     Management Information and Inventory Control Systems. Finlay and its vendors use Finlay's management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. For a discussion of certain matters regarding the year 2000 and Finlay's information technology initiatives, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

     As of the end of 1998, Finlay employed approximately 8,700 persons in the United States and approximately 600 persons in France, England and Germany, approximately 90% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 8,700 domestic employees, approximately 3,800 were part-time employees, working less than 20 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "--Seasonality". Management believes that its relations with its employees are good. Less than 1% of Finlay's domestic employees are unionized. Substantially all of Finlay's employees in France are, however, unionized.

     Advertising. Finlay promotes its products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have consistently been in excess of 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's domestic lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.

     Inventory Loss Prevention and Insurance. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory. During 1998, inventory shrinkage amounted to approximately 0.8% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     Gold Hedging. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented less than 1% of Finlay Jewelry's cost of goods sold in 1998. Under such contracts, Finlay obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. Finlay did not have any open positions in futures contracts for gold at January 31, 1998 or January 30, 1999.

     The primary effect on liquidity from using futures contracts is associated with the related margin requirements. Historically, cash flows related to futures margin requirements have not been material to Finlay's total working capital requirements. Finlay manages the purchase of futures contracts by estimating and monitoring the quantity of gold that it anticipates it will require in connection with its anticipated level of sales of the type described above. Finlay's gold hedging transactions are entered into by Finlay in the ordinary course of its business. Finlay's gold hedging strategies are determined and monitored on a regular basis by Finlay's senior management and its Board of Directors.

Competition

     Finlay faces competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, televised home shopping and the internet. Several of Finlay's competitors are substantially larger and have greater financial resources than Finlay. Management believes that competition in the retail jewelry industry is based primarily on the price, quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer.

     With respect to the operation of Departments in host store groups, Finlay competes with a limited number of other established Department lessees, such as J.B. Rudolph, and department store chains. Management believes that competition for the operation of Departments is based principally on the reputation of the operator for integrity, the expertise and experience of the operator in offering an attractive selection of merchandise at competitive prices, and the operator's ability to generate lease fees for the host stores. See "--Store Relationships--Terms of Lease Agreements" with respect to certain limitations on Finlay's ability to compete.

Seasonality

     The retail jewelry business is highly seasonal. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality".

Item 2. Properties

     The only real estate owned by Finlay is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for its executive, accounting, advertising, the majority of its data processing operations and other administrative functions. The leases for such space expire September 30, 2008. For certain operations at 500 Eighth Avenue, New York, New York and 500 Fifth Avenue, New York, New York, Finlay has leased approximately 9,200 square feet under a lease which expires January 31, 2000 and approximately 3,600 square feet under a lease which expires July 31, 2000, respectively. Finlay also leases retail space for its New York Jewelry Outlet and French stand-alone stores and office space in France for Sonab's corporate operations. Generally, as part of Finlay's domestic lease arrangements, host stores provide office space to Finlay's host store group management personnel free of charge.

Item 3. Legal Proceedings

     Finlay is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on Finlay's business, financial position or results of operations.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Finlay's experience is consistent with this practice. See "Business-- Products and Pricing". Domestically, a number of states in which Finlay operates have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Finlay has received inquiries and has been subject to investigation from time to time by various states with respect to its compliance with such regulations. In 1987 and 1989, Finlay entered into consent decrees with the states of Wisconsin and Georgia, respectively, in connection with Finlay's past sales discounting and other practices and paid nominal fines to both states. In addition, one of Finlay's store groups entered into a consent decree with the state of Oregon in 1988 and two others are subject to standing injunctions, one issued at the request of the state of California in 1988 and the other issued at the request of the state of Colorado in 1990, regarding the sales discounting practices of the host store groups in the respective states. As a lessee of the host store groups, Finlay is obligated to comply with the consent decree and injunctions in effect with respect to the host store groups. Although Finlay receives inquiries from various state authorities from time to time, management believes it is in substantial compliance with all applicable federal and state laws with respect to such practices.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     Finlay Jewelry is a wholly owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for Finlay Jewelry's common stock.

     During 1998, cash dividends of $3.5 million were distributed by Finlay Jewelry to the Holding Company. The distributions are generally utilized to pay interest on the Senior Debentures and certain expenses of the Holding Company such as legal, accounting and directors' fees. Certain restrictive covenants in the indenture relating to the Senior Notes, the Revolving Credit Agreement and the Gold Consignment Agreement currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures.

     There was one record holder of Finlay Jewelry's common stock at April 23, 1999.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements". The balance sheet and statement of operations data of Finlay Jewelry at February 1, 1997, January 31, 1998 and January 30, 1999 and for each of the fiscal years then ended were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet and statement of operations data of Finlay Jewelry at January 28, 1995 and February 3, 1996 and for each of the fiscal years then ended were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, and which are not included or incorporated herein.

                                                                              Fiscal Year Ended (1)
                                                        -------------------------------------------------------------------
                                                         Jan. 28,        Feb. 3,       Feb. 1,      Jan. 31,      Jan. 30,
                                                           1995           1996          1997          1998          1999
                                                        ----------     ----------    ----------    ----------    ----------
                                                                              (Dollars in thousands)
Statement of Operations Data:
   Sales...........................................     $ 552,090      $ 654,491     $ 685,274     $ 769,862     $ 863,428
   Cost of sales...................................       261,263        314,029       330,300       371,085       421,450
                                                        ----------     ----------    ----------    ----------    ----------
   Gross margin (2)................................       290,827        340,462       354,974       398,777       441,978
   Selling, general and administrative expenses....       239,281        281,693       289,145       325,752       364,002
   Depreciation and amortization...................         8,910          9,659        10,840        12,163        15,672
   Management transition and consulting
     expense (3)...................................         5,144          -             -             -             -
                                                        ----------     ----------    ----------    ----------    ----------
   Income (loss) from operations...................        37,492         49,110        54,989        60,862        62,304
   Other nonrecurring income (4)...................         -             (5,000)        -             -             -
   Interest expense, net...........................        20,927         21,844        22,526        24,413        24,612
   Nonrecurring interest associated with
     refinancing (5)...............................         -              -             -             -               417
                                                        ----------     ----------    ----------    ----------    ----------
   Income (loss) before income taxes and
     extraordinary charges........................         16,565         32,266        32,463        36,449        37,275
   Provision (benefit) for income taxes............         8,349         12,527        14,501        15,528        15,323
                                                        ----------     ----------    ----------    ----------    ----------
   Income (loss) before extraordinary charges......         8,216         19,739        17,962        20,921        21,952
   Extraordinary charges from early extinguishment
     of debt, net (6).............................          -              -             -             -             4,755
                                                        ----------     ----------    ----------    ----------    ----------
   Net income (loss)...............................     $   8,216      $  19,739     $  17,962     $  20,921     $  17,197
                                                        ==========     ==========    ==========    ==========    ==========

Operating and Financial Data:
   Number of Departments (end of period) (7)........          903            941           939         1,117         1,109
   Percentage increase in sales.....................         9.2%          18.5%          4.7%         12.3%         12.2%
   Percentage increase in comparable Department
     sales (7)(8)...................................         4.5%           5.7%          5.9%          5.5%          3.9%
   Average sales per Department (7) (9).............    $     674      $     710     $     729     $     749     $     776
   EBITDA (10)......................................       46,402         58,769        65,829        73,025        77,976
   Capital expenditures.............................       11,228         14,933        17,533        19,338        14,874

Cash flows provided from (used in):
   Operating activities.............................    $  25,511      $  (4,620)    $  14,197     $  74,314     $ (13,018)
   Investing activities.............................      (12,378)       (17,157)      (18,372)      (79,366)      (23,134)
   Financing activities.............................      (11,559)        24,553        (1,024)       (2,349)       40,067

                                                                              Fiscal Year Ended (1)
                                                        -------------------------------------------------------------------
                                                         Jan. 28,        Feb. 3,       Feb. 1,      Jan. 31,      Jan. 30,
                                                           1995           1996          1997          1998          1999
                                                        ----------     ----------    ----------    ----------    ----------
                                                                              (Dollars in thousands)
Balance Sheet Data-End of Period:
   Working capital..................................    $  26,864      $  65,309     $  75,692     $  65,705     $ 126,723
   Total assets.....................................      338,129        393,057       416,808       501,454       541,403
   Short-term debt, including current portion of
     long-term debt.................................          576            206             2         -             -
   Long-term debt, excluding current portion........      135,004        135,002       135,000       135,000       150,000
   Series C Preferred Stock.........................       25,428          -             -             -             -
   Total stockholders' equity (deficit).............       27,706         72,387        86,410       101,826       152,083

____________________________
(1) Each of the fiscal years for which information is presented includes 52 weeks except 1995, which includes 53 weeks.

(2) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as follows: $0.8 million, $0.9 million, $1.9 million, $(2.3) million and $(1.0) million for 1994, 1995, 1996, 1997 and
     1998, respectively.

(3) Included in 1994 are compensation and benefits for a former senior executive totaling $3.1 million as a result of the termination of his employment agreement and other management transition and consulting expense totaling $2.0 million.

(4) Included in 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.

(5) As a result of certain call requirements associated with the Old Notes, Finlay had outstanding, both the new debt and the old debt for a period of thirty days. The net effect of the above, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was $0.4 million.

(6) The extraordinary charges of $8.0 million include $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

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

(10) EBITDA represents income from operations before depreciation and amortization expenses. For 1994, EBITDA includes the effect of management transition and consulting expense totaling $5.1 million described in Note 3 above. Finlay Jewelry believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing Finlay's operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations' constitute "forward-looking statements" under the Securities Act of 1933, as amended (the "Securities Act'), and the Securities Exchange Act of 1934, as amended (the 'Exchange Act"). See "Special Note Regarding Forward-Looking Statements".

General

     Since 1995, sales have increased by $208.9 million to $863.4 million, a compound annual growth rate of 9.7%, while comparable Department sales have increased by 5.9%, 5.5% and 3.9% in 1996, 1997 and 1998, respectively. Comparable Department sales include Departments open for the same months during comparable periods. Domestic comparable Department sales during this same period increased 6.0%, 5.7% and 5.4%. The increase in total sales during this period is the result of (i) adding 168 net new Departments and stand-alone stores, including 139 Departments from the Diamond Park Acquisition, and (ii) increasing comparable Department sales. Management attributes its comparable Department sales increases during this period to the following initiatives: (i) introducing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning Finlay's Departments as a "destination location" for fine jewelry; and (iv) implementing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service.

     Gross margin as a percentage of sales has decreased from 51.8% in 1996 to 51.2% in 1998. This decrease is principally the result of Finlay's "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise, and the integration of the former Diamond Park Departments at a lower gross margin offset, in 1997 and 1998, by the favorable impact of the LIFO method of inventory.

     Selling, general and administrative expenses ("SG&A") as a percentage of sales was unchanged at 42.2% in 1996 and 1998. Management attributes this to (i) leveraging operating expenses through higher domestic sales, and (ii) reducing the level of certain operating expenses through the ongoing implementation of project PRISM. Offseting this were additional expenses relating to the central distribution facility during its initial start up phase and expenses associated with Finlay's year 2000 remediation project. In addition, the leveraging of operating expenses was negatively impacted as a result of the slowdown of sales in France in 1998. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses.

     As a result of the 1993 Recapitalization and the 1988 Leveraged Recapitalization (each as defined in Note 1 of Notes to Consolidated Financial Statements), Finlay Jewelry is highly leveraged and, as such, interest expense had a significant impact on Finlay Jewelry's results of operations. The Refinancing resulted in a lower interest rate on the Senior Notes than the interest rate on the Old Notes. As such, for the 1998 period subsequent to the retirement of the Old Notes, interest expense has been favorably impacted as compared to 1997. Finlay also records approximately $3.6 million of goodwill amortization annually resulting primarily from the 1988 Leveraged Recapitalization and the Diamond Park Acquisition.

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Sonab, which as of January 30, 1999 operated 147 Departments and three stand-alone stores, principally in France. In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1998 and is expected to continue at least through the third quarter of 1999.

Diamond Park Acquisition

     On October 6, 1997, Finlay completed the acquisition of certain assets of Diamond Park, a leading operator of Departments, for approximately $63.0 million. By acquiring Diamond Park, Finlay added 139 Departments that, in 1998, contributed in excess of $100 million in sales and also added new host store relationships with Marshall Field's, Parisian and Dillard's (formerly the Mercantile Stores). Management believes that, in addition to increasing sales volume, the Diamond Park Acquisition will continue to improve Finlay's results of operations through the leveraging of expenses and the achievement of other operating synergies.

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                                Fiscal Year Ended
                                                                 ------------------------------------------------
                                                                    Feb. 1,           Jan. 31,         Jan. 30,
                                                                     1997               1998             1999
                                                                 ------------      -------------     ------------
   Statement of Operations Data:
   Sales....................................................          100.0%           100.0%            100.0%
   Cost of sales............................................           48.2             48.2              48.8
                                                                 ------------      -------------     ------------
     Gross margin...........................................           51.8             51.8              51.2
   Selling, general and administrative expenses.............           42.2             42.3              42.2
   Depreciation and amortization............................            1.6              1.6               1.8
                                                                 ------------      -------------     ------------
   Income (loss) from operations............................            8.0              7.9               7.2
   Interest expense, net....................................            3.3              3.2               2.8
   Nonrecurring interest associated with refinancing (1)                -                -                 0.1
                                                                 ------------      -------------     ------------
   Income (loss) before income taxes and extraordinary
     charges................................................            4.7              4.7               4.3
   Provision for income taxes...............................            2.1              2.0               1.8
                                                                 ------------      -------------     ------------
   Income (loss) before extraordinary charges..............             2.6              2.7               2.5
   Extraordinary charges from early extinquishment of
     debt, net (2)..........................................            -                -                 0.6
                                                                 ------------      -------------     ------------
   Net income (loss)........................................            2.6%             2.7%              1.9%
                                                                 ============      =============     ============

   Other Supplemental Data:
   EBITDA (3)...............................................            9.6%             9.5%              9.0%

_______________________

(1)  See Note 5 to "Selected Consolidated Financial Data".
(2)  See Note 6 to "Selected Consolidated Financial Data".
(3) EBITDA represents income from operations before depreciation and amortization expenses. Finlay Jewelry believes EBITDA provides additional information for determining its ability to meet future debt service requirements. See Note 10 to "Selected Consolidated Financial Data".

1998 Compared with 1997

     Sales. Sales increased $93.6 million, or 12.2%, in 1998 compared to 1997. Comparable Department sales increased 3.9%. Domestic comparable Department sales increased 5.4%. Management attributes this increase in comparable Department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Sales from the operation of net new Departments contributed $63.5 million, primarily due to the acquisition of the former Diamond Park Departments. This increase was offset by the net effect of new store openings and closings as well as the timing of such Department openings and closings.

     During 1998, Finlay opened 78 Departments and closed 86 Departments. The Department openings were comprised of the following:

                                   Number of
                                  Departments/
           Store Group               Stores                   Reason
--------------------------------  ------------  --------------------------------
Proffitt's/Parisian/Younkers....       12       Proffitt's/Parisian/Younkers'
                                                 purchase from Dillards.
Famous Barr/L.S. Ayres..........        8       Famous Barr /L.S. Ayres'
                                                 purchase from Dillard's.
Belk............................        7       Belk's purchase from Dillard's.
Foley's.........................        1       Foley's purchase from Dillard's.
Dillard's.......................        3       Dillard's purchase from Belk.
Monoprix........................        7       Expansion in France.
Allders.........................        1       New host store in England.
Beatties........................        1       New host store in England.
Other...........................       38       Department openings within
                                      ---        existing store groups.
                                       78
                                      ===

     The Department closings were comprised of the following:

                                    Number of
                                   Departments/
           Store Group               Stores                 Reason
--------------------------------  ------------  --------------------------------
Mercantile Stores...............           28   Departments sold by Dillard's to
                                                 existing Finlay host store
                                                 groups subsequent to Dillard's
                                                 acquisition of the Mercantile
                                                 Stores.  Included in openings
                                                 above.
Dillard's.......................            5   Previous Dillard's Departments
                                                 prior to Dillard's acquisition
                                                 of the Mercantile Stores.
Debenhams.......................            7   Mutual agreement to close.
Monoprix........................            9   Close smaller volume Departments
Other...........................           37   Department closings within
                                          ---    existing store groups.
                                           86
                                          ===

     Gross margin. Gross margin increased by $43.2 million in 1998 compared to 1997, however, as a percentage of sales, gross margin decreased by 0.6%, primarily due to (i) management's efforts to increase market penetration and market share through its pricing strategy and (ii) lower gross margins experienced by the former Diamond Park Departments, particularly as the merchandise acquired as part of the Diamond Park Acquisition continued to be sold in 1998. During 1998, Finlay Jewelry benefited from a decrease in the LIFO provision of $1.0 million, which was lower than the benefit in 1997 of $2.3 million.

     Selling, general and administrative expenses. SG&A totaled $364.0 million, an increase of $38.3 million, or 11.7%, in 1998 compared to 1997 due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. The increased sales generated by the former Diamond Park Departments and strong domestic comparable Department sales enabled Finlay Jewelry to leverage administrative and certain other expenses. Offsetting this were higher than anticipated expenses relating to the central distribution facility during its initial start up phase and expenses associated with Finlay's year 2000 remediation project. In addition, the leveraging of operating expenses was negatively impacted as a result of the slowdown of sales in France. Also, in 1997, Finlay Jewelry purchased inventory from the Holding Company and was charged a service fee of $1.9 million. As a result of the factors discussed above, SG&A as a percentage of sales decreased by 0.1% compared to 1997.

     Depreciation and amortization. Depreciation and amortization increased by $3.5 million in 1998 compared to 1997, reflecting $14.9 million in capital expenditures for the most recent twelve months, depreciation on Finlay's new central distribution facility and amortization related to the Diamond Park Acquisition, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was primarily due to the addition of new Departments and the renovation of existing Departments.

     Interest expense, net. Interest expense increased by $0.2 million reflecting an increase in average borrowings ($272.6 million for 1998 compared to $242.7 million for 1997). The increase in average borrowings is a result of an increase in the outstanding balance of the Senior Notes as compared to the Old Notes and additional indebtedness outstanding under the Revolving Credit Agreement (adjusted to exclude the timing impact of the call requirements on the Old Notes, discussed below). The weighted average interest rate was 9.4% for both 1998 and 1997.

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for thirty days, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was an increase to interest expense of $0.4 million.

     Provision for income taxes. The income tax provision for 1998 and 1997 reflects an effective tax rate of 40.5% and 41.5%, respectively.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Notes, Finlay Jewelry recorded a pre-tax extraordinary charge of $8.0 million, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

     Net income. Net income of $17.2 million for 1998 represents a decrease of $3.7 million as compared to net income of $20.9 million in 1997 as a result of the factors discussed above. Income before extraordinary charges increased by $1.0 million to $22.0 million in 1998.

1997 Compared with 1996

     Sales. Sales increased $84.6 million, or 12.3%, in 1997 compared to 1996. Comparable Department sales increased 5.5%. Domestic comparable Department sales increased 5.7%. Management attributes this increase in comparable Department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Sales increased $46.9 million as a result of the net new store openings, primarily due to the acquisition of the former Diamond Park Departments.

     During 1997, Finlay opened 188 Departments and closed ten Departments. The Department openings were comprised of the following:

                                   Number of
                                 Departments/
          Store Group               Stores                  Reason
-----------------------------   -------------   --------------------------------
Mercantile Stores............        90         Diamond Park Acquisition.
Marshall Field's.............        21         Diamond Park Acquisition.
Parisian.....................        28         Diamond Park Acquisition.
Monoprix.....................        16         Expansion in France.
Other........................        33         Department openings within
                                    ---          existing store groups.
                                    188
                                    ===

     These openings were offset by ten Departments closed within existing host store groups.

     Gross margin. Gross margin increased by $43.8 million in 1997 compared to 1996 and, as a percentage of sales, gross margin was unchanged compared to 1996. During 1997, Finlay Jewelry benefited from a decrease in the LIFO provision as well as the inclusion of the results of the former Diamond Park Departments, which contributed $26.4 million to Finlay Jewelry's gross margin, offset by management's efforts to increase market penetration and market share through its pricing strategy.

     Selling, general and administrative expenses. SG&A totaled $325.8 million, an increase of $36.6 million, or 12.7%, in 1997 compared to 1996 due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. As a percentage of sales, SG&A increased by 0.1% in 1997 compared to 1996.

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

     Net income. Net income of $20.9 million for 1997 represents an increase of $3.0 million as compared to net income of $18.0 million in 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 1998, capital expenditures totaled $14.9 million and in 1997 totaled $19.3 million, which included construction costs related to Finlay's central distribution facility. Total capital expenditures for 1999 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the RevolvingCredit Agreement, to date this limitation has not precluded Finlay from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $126.7 million at
January 30, 1999, an increase of $61.0 million from January 31, 1998. The increase resulted primarily from a capital contribution from the Holding Company, the sale of the Senior Notes and the impact of 1998's net income exclusive of depreciation and amortization, partially offset by the use of such proceeds to prepay the Old Notes and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or
(ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 30, 1999 and January 31, 1998 were zero. The average amounts outstanding under the Revolving Credit Agreement for 1997 and 1998 were $107.7 million and $123.8 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Notes), respectively. The maximum amount outstanding for 1998 was $176.0 million.

     Significant additional working capital has not been required with respect to the operation of the former Diamond Park Departments because Finlay purchased the inventory of the Diamond Park Departments. Inventory purchases for the former Diamond Park Departments will continue to be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that working capital requirements for the former Diamond Park Departments have been reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. As of January 30, 1999, $283.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $219.8 million at January 31, 1998. For 1998, Finlay had an average balance of consignment merchandise of $268.5 million as compared to an average balance of $216.5 million in 1997. See "Business--Store Relationships" and "Business--Purchasing and Inventory".

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Old
Notes, the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of January 30, 1999, Finlay's outstanding borrowings included a $150.0 million balance under the Senior Notes. On May 1, 1998, the Holding Company prepaid all of the $39.0 million of accreted interest on the Old Debentures as of such date. The Holding Company exercised its option to prepay all such accreted interest to take advantage of the resulting tax benefit relating to the deductibility of such prepayment in 1998. In addition, on May 26, 1998, Finlay redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the 1998 Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Notes, Finlay Jewelry recorded a pre-tax nonrecurring charge of approximately $8.0 million, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 30, 1999, amounts outstanding under the Gold Consignment Agreement totaled 78,836 fine troy ounces, valued at approximately $22.5 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     Many of Finlay's existing computer systems, software products, other systems using embedded chips ("non-information technology systems") and third party systems, accept only two entries in the date field to distinguish the year. Beginning in the year 2000, these date fields will need to accept four digit entries, or properly handle two digit entries, to distinguish 21st century dates from 20th century dates. As a result, Finlay's date critical functions may be adversely affected unless the computer systems and software products of both Finlay and significant third parties are or become year 2000 compliant.

     A comprehensive plan is being executed to ensure that all systems critical to the operation of Finlay are year 2000 compliant. The plan is structured into five primary phases: identification, assessment, remediation, testing and implementation. Finlay has completed the identification and assessment phases of all critical components and is in the remediation phase. Finlay expects that the testing and implementation phases of all internal systems, including its non-information technology systems, will be completed by August 1999.

     Finlay is using, and will continue to use, a combination of internal and external resources to execute its year 2000 project plan. Finlay has estimated that the costs related to its year 2000 efforts will total approximately $4.0 million, of which approximately $1.9 million was spent in 1998. Finlay will incur the balance of these costs during 1999 and will fund such costs through operating cash flows.

     During 1998, Finlay began formal communications with all of its host stores, vendors and other third parties in an effort to determine the extent to which Finlay may be vulnerable to the failure of their systems and to obtain year 2000 compliance certification. To date, none of the third parties that have responded have raised any year 2000 issues which Finlay believes would have a material adverse effect on Finlay. Finlay will continue this communication process during 1999.

     Management expects that with the successful implementation of the year 2000 project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that Finlay's systems and software will be rendered year 2000 compliant in a timely manner, or that Finlay will not incur significant unforeseen additional expenses to ensure such compliance. The consequences of a disruption of Finlay's operations, whether caused by Finlay's internal systems or those of any significant third party, could have a material adverse effect on Finlay Jewelry's financial position or results of operations. The likely worst case scenario may be an inability to distribute merchandise to Finlay's Departments and to process its daily business for some period of time. The lost revenues, if any, resulting from a worst case scenario would depend on the time period in which the failure goes uncorrected and the difficulty to remediate such failure.

     Management recognizes the importance of developing a contingency plan in the event of a year 2000 failure, the development of which is in progress and is expected to be completed by the third quarter of 1999. Finlay is currently gathering data in an effort to assess the potential effects on Finlay's mission critical functions of a failure of Finlay's year 2000 plan to be fully effective and, to the extent deemed appropriate, to address such effects. In addition, progress reports on the year 2000 project are presented regularly to senior management and Finlay's Board of Directors.

     During 1998, Finlay began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed in mid-2000. The cost associated with these projects is estimated to be $11.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $3.0 million for hardware and related equipment, to be included as a component of Finlay Jewelry's capital expenditures and reflected in Fixed assets. At January 30, 1999, approximately $4.1 million was expended and included in Deferred charges and other assets.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code') restricts utilization of net operating loss ("NOLs") carryforwards after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1998 (Finlay Jewelry's tax year end), a NOL for tax purposes of approximately $11.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of January 30, 1999.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 30, 1999, the gain or loss on open futures contracts was not material. Finlay Jewelry did not have any open positions in futures contracts for gold at January 30, 1999. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewery's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $23.4 million and $24.5 million for 1997 and 1998, respectively.

SEASONALITY

     Finlay's  business is highly  seasonal,  with a significant  portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 82% of its income from operations for 1996, 1997 and 1998. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 10 of Notes to Consolidated Financial Statements.

     Finlay Jewelry's Sales and Income (loss) from operations for each quarter of 1996, 1997 and 1998 were as follows:

                                                                            Fiscal Quarter
                                                    ---------------------------------------------------------------
                                                        First            Second           Third          Fourth
                                                    --------------     ------------    ------------    ------------
                                                                        (dollars in thousands)
  1996:
    Sales.......................................    $   130,719      $   137,188      $   136,140     $   281,227
    Income (loss) from operations...............            596            6,371            4,606          43,416
  1997:
    Sales.......................................        134,592          148,060          148,770         338,440
    Income (loss) from operations...............          1,187            6,838            2,518          50,319
  1998:
    Sales.......................................        160,992          177,366          165,894         359,176
    Income (loss) from operations...............          2,169            6,335            2,061          51,739

Inflation

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K ("Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States and France, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable Department sales and to open new

Departments, Finlay Jewelry's estimate of the cost to address year 2000 compliance issues and the impact on Finlay Jewelry's operations of a year 2000 failure, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Finlay Jewelry undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Finlay Jewelry files or has filed from time to time with the Securities and Exchange Commission (the "Commission") pursuant to the Exchange Act.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk primarily through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements, and as such, there was no material market risk exposure to Finlay Jewelry's financial position, results of operations or cash flows as of January 30, 1999.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Finlay Fine Jewelry Corporation

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended February 1, 1997,
 January 31, 1998 and January 30, 1999.......................................F-3

Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999......F-4

Consolidated Statements of Changes in Stockholder's Equity for the years ended February 1, 1997, January 31, 1998 and January 30, 1999...............F-5

Consolidated Statements of Cash Flows for the years ended February 1, 1997,
 January 31, 1998 and January 30, 1999.......................................F-6

Notes to Consolidated Financial Statements...................................F-7


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

                 Name                 Age              Position
----------------------------------   ----    --------------------------------
Arthur E. Reiner..................    58     Chairman  of  the  Board,
                                              President  and  Chief  Executive
                                              Officer  of  the  Holding Company,
                                              Chairman   and  Chief Executive
                                              Officer of Finlay Jewelry and
                                              Director
Joseph M. Melvin..................    48     Executive Vice President and Chief
                                              Operating  Officer of the Holding
                                              Company and President and Chief
                                              Operating  Officer of Finlay
                                              Jewelry
Leslie A. Philip..................    52     Executive Vice President and Chief
                                              Merchandising  Officer of the
                                              Holding Company and Finlay Jewelry
Barry D. Scheckner................    49     Senior Vice  President  and Chief
                                              Financial  Officer of the Holding
                                              Company and Finlay Jewelry
David B. Cornstein................    60     Director
Rohit M. Desai....................    60     Director
James Martin Kaplan...............    54     Director
Thomas H. Lee.....................    55     Director
Norman S. Matthews................    66     Director
Hanne M. Merriman.................    57     Director
Warren C. Smith, Jr...............    42     Director

     The Holding Company, and an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the "Lee Investors"), partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors") and certain members of management (the "Management Stockholders"), together with certain third parties, are parties to a Stockholders' Agreement (the "Stockholders' Agreement") which provides, among other things, that all parties thereto, subject to certain conditions, vote their shares to fix the number of members of the Board of Directors of the Holding Company at eight and to vote in favor of six directors who will be nominated as follows: two by the Lee Investors; one by the Desai Investors; two by Mr. Cornstein (one of whom must be a management employee of the Holding Company); and one by Mr. Reiner. The nomination and election of the remaining two directors is not governed by the Stockholders' Agreement, although the Stockholders' Agreement does require that such directors not be parties to the Stockholders' Agreement.

     Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding. As a result of the 1998 Offering (as herein defined), the number of directors that the Lee Investors have the right to nominate was reduced from two to one. Pursuant to the Stockholders' Agreement (i) Messrs. Lee and Smith were nominated to the Board of Directors as the designees of the Lee Investors, (ii) Mr. Desai was nominated by the Desai Investors, (iii) Messrs. Cornstein and Kaplan were nominated by Mr. Cornstein and (iv) Mr. Reiner nominated himself.

     The Stockholders' Agreement also provides that the Executive Committee of the Board of Directors will consist of five directors, including one independent director selected by the Board of Directors, one member designated by Mr. Lee (so long as the Lee Investors have the right to designate a nominee for director), one member designated by the Desai Investors (so long as the Desai Investors have the right to designate a nominee for director) and two members designated by Mr. Cornstein (which number will be reduced to one if Mr. Cornstein is only entitled to designate one nominee for director and none if Mr. Cornstein ceases to have the right to designate a nominee for director). The Executive Committee for the Holding Company presently consists of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner. See information under the caption "Certain Relationships and Related Transactions-Stockholders' Agreement".

     Under the Holding Company's Restated Certificate of Incorporation, the Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai and Lee are Class I directors; Messrs. Cornstein, Kaplan and Reiner are Class II directors; and Messrs. Matthews and Smith and Ms. Merriman are Class III directors. The terms of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 1999, 2000 and 2001, respectively. Officers serve at the discretion of the Board of Directors. Directors who are employees receive no additional compensation for serving as members of the Board. Messrs. Lee, Desai, Smith and Kaplan receive no compensation for serving as directors of the Holding Company. For serving as a director of the Holding Company, Mr. Matthews and Ms. Merriman each receive aggregate compensation at the rate of $20,000 per year. Ms. Merriman also receives a fee of $1,000 for each regular and special meeting attended and a fee of $500 for each committee meeting attended. In addition, effective March 1, 1999, Mr. Matthews was granted options under the 1997 Plan to purchase 20,000 shares of Common Stock of the Holding Company at a price of $8.50 per share, vesting 20% per year commencing on the first anniversary of the date of grant, and Ms. Merriman was granted options under the 1997 Plan to purchase 5,000 shares of Common Stock of the Holding Company at a price of $8.50 per share, vesting on the first anniversary of the date of grant. See information under the caption "Election of Directors--Directors' Compensation". Affiliates of Messrs. Lee and Desai receive fees pursuant to the Management Agreements (as defined under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation"). Mr. Reiner has an employment contract with Finlay, and a company as to which Mr. Cornstein is a principal receives compensation from Finlay pursuant to a consulting agreement. See information under the caption "Executive Compensation-Employment and Other Agreements and Change of Control Arrangements".

     The business experience, principal occupations and employment of each of the executive officers and directors of the Holding Company and Finlay Jewelry, together with their periods of service as directors and executive officers of the Holding Company and Finlay Jewelry, are set forth below.

     Arthur E. Reiner became Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. Mr. Reiner has also served as President and Chief Executive Officer of the Holding Company since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995. Prior to joining Finlay, Mr. Reiner had spent over 30 years with the Macy's organization. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy's East, a subsidiary of Macy's. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner is also a director of Loehmann's, Inc.

     Joseph M.  Melvin was  appointed  as  Executive  Vice  President  and Chief
Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman of the Board and Chief Operating Officer of Filene's.

     Leslie A. Philip has been Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry since May 1997. From May 1995 to May 1997, Ms. Philip was Executive Vice President-Merchandising and Sales Promotion of Finlay Jewelry. From 1993 to May 1995, Ms. Philip was Senior Vice President--Advertising and Sales Promotion of Macy's, and from 1988 to 1993, Ms. Philip was Senior Vice President--Merchandise--Fine Jewelry at Macy's. Ms. Philip held various other positions at Macy's from 1970 to 1988.

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

     David B. Cornstein has been Chairman Emeritus of the Holding Company since his retirement from day-to-day involvement with the Holding Company effective January 31, 1999. He served as Chairman of the Holding Company from May 1993 until his retirement, and has been a director of the Holding Company and Finlay Jewelry since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited, which has served as a consultant to Finlay since February 1999. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Holding Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of a predecessor of the Holding Company. Mr. Cornstein is a director of TeleHub- Link Corporation.

     Rohit M. Desai has been a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors, L.P., Equity-Linked Investors-II and Private Equity Investors III, L.P. Mr. Desai is also the managing general partner of the general partners of each of Equity-Linked Investors, L.P. and Equity-Linked Investors-II and the managing member of the general partner of Private Equity Investors III, L.P. Mr. Desai serves as a director of The Rouse Company, Sunglass Hut International, Incorporated and Independence Community Bank Corp.

     James Martin Kaplan has been a director of the Holding Company, Finlay Jewelry and their predecessors since 1985. Mr. Kaplan is a partner of the law firm of Tenzer Greenblatt LLP, counsel to Finlay, which he joined in 1998. From 1977 to 1998, Mr. Kaplan was a partner with the law firm of Zimet, Haines, Friedman & Kaplan, former counsel to Finlay.

     Thomas H. Lee has been a director of the Holding Company and Finlay Jewelry since May 1993. Since 1974, Mr. Lee has been President of Thomas H. Lee Company. He is a director of First Security Services Corporation, Livent Inc., Miller Import Corporation, Safelite Glass Corporation and Vail Resorts, Inc.

     Norman S. Matthews has been a director of the Holding Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for over six years. Prior to that time, Mr. Matthews served as President of Federated. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Loehmann's, Inc., Lechters, Inc. and Eye Care Centers of America, Inc.

     Hanne M. Merriman was elected a director of the Holding Company and Finlay Jewelry in December 1997. Ms. Merriman is the Principal in Hanne Merriman Associates, a retail business consulting firm. She is also a director of US Airways Group, Inc., Ameren Corp., Central Illinois Public Service Company, State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation and T. Rowe Price Mutual Funds. She is a member of the National Women's Forum and a director of the Children's Hospital Foundation (part of the Children's National Medical Center).

     Warren C. Smith, Jr. has served as a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Smith is a Managing Director of Thomas H. Lee Company and has been employed by Thomas H. Lee Company since 1990. In addition, Mr. Smith is Vice President of THL Equity Trust, a general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. He is also a director of Rayovac Corporation, Eye Care Centers of America, Inc. and Just For Feet, Inc.

Item 11. Executive Compensation

                           Summary Compensation Table

     The following table sets forth information with respect to the compensation in 1998, 1997 and 1996 of Finlay's Chief Executive Officer and each of the four other mostly highly compensated executive officers of the Holding Company or Finlay Jewelry, including the Holding Company's former Chief Executive Officer (collectively, the "Named Executive Officers").


                                                Annual Compensation                   Long Term Compensation
                                  ------------------------------------------------  -------------------------
                                                                                     Restricted    Securities
      Name and Principal                                            Other Annual      Stock       Underlying           All Other
           Position               Year     Salary      Bonuses    Compensation (1)    Awards     Options/SARs(2)   Compensation (3)
----------------------------      ----   -----------  ----------  ----------------  ----------   ------------      ----------------
Arthur E. Reiner                  1998   $   750,000  $      -    $      17,642         -             -            $    428,016 (4)
  Chairman, President             1997       750,000     271,425         17,706         -            300,000             28,481
  and Chief Executive             1996       700,000     253,750         -              -             -                  27,495
  Officer of the Holding
  Company and Chairman
  and Chief Executive
  Officer of Finlay Jewelry
David B. Cornstein                1998   $   600,000  $      -    $      42,686         -             -            $     52,144
  Chairman Emeritus and           1997       600,000     137,300         42,840         -             -                  52,609
  former Chairman and             1996       600,000     137,500         42,977         -             -                  51,623
  Chief Executive Officer of
  the Holding Company
Joseph M. Melvin (5)              1998   $   367,100  $   85,000         -              -             30,000       $    387,241 (6)
  Executive Vice President        1997       263,200     120,000         -              -             50,000            154,314 (6)
  and Chief Operating             1996        -           -              -              -             -                  -
  Officer of the Holding
  Company and President
  and Chief Operating
  Officer of Finlay Jewelry
Leslie A. Philip                  1998   $   376,700  $  110,000         -              -             30,000       $      9,626
  Executive Vice President        1997       350,500     127,000         -              -             46,667             10,091
  and Chief Merchandising         1996       320,000     116,000         -              -             -                   8,730
  Officer of the Holding
  Company and
  Finlay Jewelry
Barry D. Scheckner                1998   $   311,700  $   50,000         -              -              20,000      $      8,919
  Senior Vice President           1997       300,500     109,000         -              -              13,000             9,384
  and Chief Financial             1996       300,000     109,000         -              -              -                  8,398
  Officer of the Holding
  Company and
  Finlay Jewelry

____________________________
(1) Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive Officers.

(2)  See "--Option/SAR Grants in 1998".

(Footnotes continued from previous page)

(3) Includes for each Named Executive Officer the sum of the following amounts earned in 1998, 1997 and 1996 for such Named Executive Officer:

                                                                       Life           Retirement         Medical
                                                                  Insurance (a)      Benefits (b)     Benefits (c)
                                                                  ---------------    -------------    --------------
    Arthur E. Reiner.................................     1998    $     20,176       $     5,200      $     2,640
                                                          1997          20,176             5,575            2,730
                                                          1996          20,176             5,375            1,944

    David B. Cornstein...............................     1998    $     44,304       $     5,200      $     2,640
                                                          1997          44,304             5,575            2,730
                                                          1996          44,304             5,375            1,944

    Joseph M. Melvin.................................     1998    $      1,079       $     5,035      $     2,640
                                                          1997             540             -                2,048
                                                          1996           -                 -                -

    Leslie A. Philip.................................     1998    $      1,786       $     5,200      $     2,640
                                                          1997           1,786             5,575            2,730
                                                          1996           1,786             5,000            1,944

    Barry D. Scheckner...............................     1998    $      1,079       $     5,200      $     2,640
                                                          1997           1,079             5,575            2,730
                                                          1996           1,079             5,375            1,944

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

     (c) The insurance premiums paid in respect of the Named Executive Officer under Finlay's Executive Medical Benefits Plan.

(4) In addition to the other compensation set forth in Note 3 above, Finlay made a payment to Mr. Reiner in an aggregate amount of $400,000, consisting of (i) the reimbursement of Mr. Reiner for the interest paid in respect of the loan made by the Holding Company to him in 1995 for the purpose of his purchase of shares of Common Stock of the Holding Company upon the commencement of his employment with Finlay and (ii) a special bonus of $125,000 in connection with the 1998 Offering and the Refinancing.

(5) Mr. Melvin commenced employment with Finlay on May 1, 1997 and the salary above for 1997 reflects only compensation for the period from May 1, 1997 through January 31, 1998. Mr. Melvin's annual salary for 1997 was at the rate of $350,000.

(6) In addition to the other compensation set forth in Note 3 above, Mr. Melvin received $378,487 and $151,726 in 1998 and 1997, respectively, for reimbursement of relocation expenses.

     Mr. Reiner was named Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. Mr. Reiner has also served as President and Chief Executive Officer of the Holding Company since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995. Mr. Cornstein retired from day-to-day involvement with the Holding Company effective January 31, 1999 and continues as the Chairman Emeritus of the Holding Company and is a Principal of Pinnacle Advisors Limited, which has served as a consultant of Finlay since February 1999. For a discussion of the employment and other arrangements with Messrs. Reiner and Cornstein, see "--Employment and Other Agreements and Change of Control Arrangements".

Long-Term Incentive Plans

     The Holding Company currently has two long-term incentive plans, for which it has reserved a total of 1,582,596 shares of Common Stock for issuance in connection with awards. Of this total, 732,596 shares of Common Stock have been reserved for issuance under the Holding Company's Long Term Incentive Plan (the "1993 Plan"), of which 153,744 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 564,918 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 13,934 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's Board of Directors and stockholders approved the Holding Company's 1997 Long Term Incentive Plan (the "1997 Plan" and, together with the 1993 Plan, the "Incentive Plans"), which is intended as a successor to the 1993 Plan. The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 850,000. Of this total, 2,600 shares have been issued to date in connection with exercises of options granted under the 1997 Plan and 567,582 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 279,818 shares of Common Stock are available for future grants under the 1997 Plan. See "--Option/SAR Grants in 1998".

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

     Under the Incentive Plans, the Holding Company may grant stock options which are either "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code, or non-incentive stock options ("Non-incentive Options"). Incentive Options are designed to result in beneficial tax treatment to the optionee, but no tax deduction for the Holding Company. Nonincentive Options will not give the optionee the tax benefits of Incentive Options, but generally will entitle the Holding Company to a tax deduction when and to the extent income is recognized by the optionee.

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

     The Incentive Plans provide that the per share exercise price of an option granted under the plans shall be determined by the Compensation Committee. The exercise price of an Incentive Option may not, however, be less than 100% of the fair market value of the Common Stock on the date the option is granted and the duration of an Incentive Option may not exceed ten years from the date of grant. In addition, an Incentive Option that is granted to an employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the

"employer corporation" (as used in the Code) or any parent or subsidiary thereof shall have a per share exercise price which is at least 110% of the fair market value of the Common Stock on the date the option is granted and the duration of any such option may not exceed five years from the date of grant. Options granted under the Incentive Plans become exercisable at such time or times as the Compensation Committee may determine at the time the option is granted. Options are nontransferable (except by will or intestacy on the death of the optionee) and during a participant's lifetime are exercisable only by the participant.

     In making grants to employees under the Incentive Plans, the Holding Company has on occasion utilized a uniform Agreement and Certificate of Option (the "Option Agreement"), under which the Holding Company grants ten-year options, subject to various vesting periods of up to five years. Other vesting schedules have also been utilized by Finlay. The Option Agreement contains transfer and certain other restrictions and provides that options not vested may expire, or shares acquired upon exercise of options may be repurchased at their exercise price, in the event of termination of employment under certain circumstances. In addition, the Option Agreement provides that (i) if an optionee's employment is terminated for "Cause" (as defined in the Option Agreement), such optionee's options will terminate immediately, (ii) if an optionee's employment is terminated due to death, "Disability" or "Retirement" (each as defined in the Incentive Plans), such optionee's options become fully vested and exercisable for a period of 21 days following such termination and
(iii) if an optionee's employment is terminated for any other reason, such optionee's options remain exercisable to the extent vested for a period of 21 days following such termination.

     The Incentive Plans may be amended or terminated by the Board at any time, but no such termination or amendment may, without the consent of a participant, adversely affect the participant's rights with respect to previously granted awards. Under the 1993 Plan, the approval of the Holding Company's stockholders is required for any amendment (i) to increase the maximum number of shares subject to awards under the 1993 Plan, (ii) to change the class of persons eligible to participate and/or receive incentive stock options under the 1993 Plan, (iii) to change the requirements for serving on the Compensation Committee or (iv) to increase materially the benefits accruing to participants under the 1993 Plan. Under the 1997 Plan, the approval of the Holding Company's stockholders is required to amend the 1997 Plan if the Compensation Committee determines that such approval would be necessary to retain the benefits of Rule 16b-3 under the Exchange Act (with respect to participants who are subject to Section 16 thereof), Section 162(m) of the Code (with respect to "covered employees" within the meaning of Section 162(m) of the Code) or Section 422 of the Code (with respect to Incentive Options), or if stockholder approval is otherwise required by federal or state law or regulation or the rules of any exchange or automated quotation system on which the Common Stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit the proposed amendment for stockholder approval.

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

Option/SAR Grants in 1998

     In 1998, the Holding Company granted options to purchase a total of 201,067 shares of Common Stock, of which options to purchase 30,000, 30,000 and 20,000 shares were granted to Mr. Melvin, Ms. Philip and Mr. Scheckner, respectively, at exercise prices ranging from $8.25 to $24.3125 per share. All of these options were granted under the 1997 Plan. The 10,000 options granted in June 1998 to each of Mr. Melvin and Mr. Scheckner vest and become exercisable in equal installments on each of the five anniversaries of the date of grant. The balance of the options granted to Mr. Melvin, Ms. Philip and Mr. Scheckner in December 1998 vest and became exercisable 50% on December 1, 2000 and 50% on December 1, 2001.

     The following table provides information related to the options granted to the Named Executive Officers during 1998. No stock appreciation rights were issued by the Holding Company in 1998.

                                                          Individual Grants                            Potential Realizable Value
                           --------------------------------------------------------------------------    at Assumed Annual Rates
                             Number of     % of Total                                                         of Stock Price
                            Securities     Options/SARs                                                        Appreciation
                            Underlying      Granted to                                                     for Option Term ($)
                            Options/SARs   Employees in  Exercise or Base Price                         ------------------------
Name                        Granted (#)     Fiscal Year         ($/share)         Expiration Date(s)         5%          10%
------------------------   ------------    ------------  ----------------------  --------------------    ---------    ---------
Arthur E. Reiner........        -              -                  -                        -                -            -
David B. Cornstein......        -              -                  -                        -                -            -
Joseph M. Melvin........       30,000          14.9          8.25 & 24.3125        6/22/08 & 12/1/08      256,668      650,446
Leslie A. Philip........       30,000          14.9               8.25                 12/1/08            155,651      394,451
Barry D. Scheckner......       20,000           9.9          8.25 & 24.3125        6/22/08 & 12/1/08      204,784      518,962

Certain Information Concerning Stock Options/SARs

     The following table sets forth certain information with respect to stock options exercised in 1998 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 1998.

Aggregated Option/SAR Exercises in 1998 and Fiscal Year-End Option SAR Value

                                                                 Number of
                                                                 Securities           Value of
                                                                 Underlying          Unexercised
                                                                 Unexercised        In-the-Money
                                                                Options/SARs       Options/SARs at
                                    Shares                      at Year-End         Year-End ($)
                                   Acquired       Value         Exercisable/        Exercisable/
               Name               on Exercise    Realized       Unexercisable     Unexercisable (1)
--------------------------------  -----------  ------------  ------------------  -------------------
Arthur E. Reiner................       -            -         34,632 / 334,631           - / -
David B. Cornstein..............       -            -         53,333 /  13,333           - / -
Joseph M. Melvin................       -            -         10,000 /  70,000           - /$55,000
Leslie A. Philip................       -            -         29,333 /  80,667           - / 82,500
Barry D. Scheckner..............     18,200    $   253,573     6,880 /  29,920   $   9,048 / 27,500

(1) The values of Unexercised In-the-Money Options/SARs represent the aggregate amount of the excess of $11.00, the closing price for a share of Common Stock at year end, over the relevant exercise price of all "in-the-money" options.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of each of the Holding Company and Finlay Jewelry have established a Compensation Committee (the "Compensation Committee"). The Compensation Committee is presently comprised of Rohit M. Desai, Thomas H. Lee and Norman S. Matthews. All decisions with respect to executive compensation, and all benefit plans involving employees, of both the Holding Company and Finlay Jewelry are currently made by the Compensation Committee. None of the present Compensation Committee members were, at any time, an officer or employee of the Holding Company or any of its subsidiaries.

     In connection with the 1993 Recapitalization, the Holding Company, the Lee Investors, the Desai Investors, the Management Stockholders and certain other stockholders entered into (i) the Registration Rights Agreement, which grants certain registration rights to the Lee Investors, the Desai Investors and the Management Stockholders and (ii) the Stockholders' Agreement, which granted certain rights to, and imposed certain restrictions on the rights of, the Lee Investors, the Desai Investors, the Management Stockholders and certain other stockholders. See "Certain Transactions".

     In connection with the 1993 Recapitalization, the Holding Company and Finlay Jewelry entered into management agreements with each of Thomas H. Lee Company (the "Lee Management Agreement") and Desai Capital Management Incorporated (the "Desai Management Agreement" and, together with the Lee Management Agreement, the "Management Agreements"), affiliates of Mr. Lee and Mr. Desai, respectively. Pursuant to the Management Agreements, Thomas H. Lee Capital LLC (as assignee of Thomas H. Lee Company) and Desai Capital Management Incorporated were entitled to receive $180,000 and $60,000 per year plus expenses, respectively, during the five-year period commencing May 1993 for consulting and management advisory services rendered to the Holding Company and Finlay Jewelry. Pursuant to the terms of the Management Agreements, each such Management Agreement was automatically renewed through May 2000. Thereafter, each of the Management Agreements will be automatically renewable on an annual basis, unless any party thereto serves notice of termination at least 90 days prior to the renewal date. Each of the Management Agreements contains provisions entitling the managing company to indemnification under certain circumstances for losses incurred in the course of service to the Holding Company or Finlay Jewelry.

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

Employment and Other Agreements and Change of Control Arrangements

     Effective January 3, 1995, Finlay entered into an employment agreement with Arthur E. Reiner to employ Mr. Reiner as Vice Chairman of the Holding Company and Chairman and Chief Executive Officer of Finlay Jewelry. On January 30, 1996, the Holding Company's Board of Directors appointed Mr. Reiner to the office of President and Chief Executive Officer of the Holding Company and on February 1, 1999, Mr. Reiner became Chairman of the Holding Company. The employment agreement, as amended, provides for Mr. Reiner to serve for a term expiring on January 31, 2001. Pursuant to the employment agreement, Mr. Reiner received an annual base salary of approximately $666,660 in 1995, which was increased to $700,000 on the first day of fiscal 1996 and to $750,000 on the first day of fiscal 1997. Thereafter, further increases are at the discretion of the Board of Directors of the Holding Company. In addition to his annual base salary, Mr. Reiner is entitled to an annual bonus payment based on a target incentive amount equal to one-half of his base salary for the applicable year (the "Incentive

Amount"). The payment of the bonus in respect of a particular year will be based on the achievement by Finlay of certain financial performance criteria based on EBITA-FIFO (the "Target Level"), with 20% of the Incentive Amount payable if 90% of the Target Level is achieved, increasing incrementally on a pro rata basis to 80% of the Incentive Amount payable if 100% of the Target Level is achieved, increasing further incrementally on a pro rata basis to 160% of the Incentive Amount payable if 140% of the Target Level is achieved, and if over 140% of the Target Level is achieved, the annual bonus payment shall equal 160% of the Incentive Amount plus 1% of the Incentive Amount for each percentage point by which Finlay's measured performance exceeds 140% of the Target Level. Notwithstanding the foregoing, with respect to 1996 and 1997, pursuant to the terms of his employment agreement, Mr. Reiner received bonuses in the amounts of $253,750 and $271,425, respectively. No bonus was paid to Mr. Reiner in 1998 pursuant to the terms of his employment agreement.

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

     In the event of Mr. Reiner's termination of employment either by the Holding Company for "Cause" (as defined in the agreement), by Mr. Reiner for any reason (other than "Good Reason", as defined in the agreement) or as a result of Mr. Reiner's death or Disability (as defined in the agreement), all the options, to the extent not then exercisable, shall terminate. In the event of Mr. Reiner's termination of employment either by the Holding Company without "Cause" or by Mr. Reiner for "Good Reason", all the options, to the extent not then exercisable, shall thereupon become fully exercisable. In the event of Mr. Reiner's termination of employment for any reason after January 31, 1998, all performance-accelerated options, to the extent not then exercisable, shall terminate. In addition, in the event of a "Change of Control" (as defined in the agreement), (i) any outstanding time-based options shall become exercisable and
(ii) the performance-accelerated options will vest to the extent (a) the "Enterprise Value" of the Holding Company (as defined in the agreement) exceeds certain established "Enterprise Value" targets set forth in the agreement with respect to the fiscal year in which the "Change of Control" occurs or (b) the "Change of Control" represents a per share of Common Stock transaction price in excess of 130% of the fair market value per share of Common Stock determined immediately prior to the public announcement of such "Change of Control".

     Upon the commencement of his employment, Mr. Reiner purchased 138,525 shares of Common Stock (the "Purchased Shares") at a purchase price of $7.23 per share. The aggregate purchase price of the Purchased Shares was paid in the form of a note issued by Mr. Reiner to the Holding Company, the repayment of which was secured by the Purchased Shares and certain proceeds received by Mr. Reiner upon disposition of the Purchased Shares or upon any distribution paid on or with respect to the Purchased Shares. On April 24, 1998, in connection with the sale by Mr. Reiner of 100,000 of the Purchased Shares, Mr. Reiner repaid the outstanding balance of the note. Mr. Reiner was subsequently reimbursed for the interest paid by him in respect of such note. In the event Mr. Reiner's employment is terminated, the remaining Purchased Shares (together with vested options and shares issued upon exercise of vested options ("Option Shares")) are subject to certain call rights and the Option Shares are additionally subject to certain put rights. In the event the Holding Company does not exercise its call rights, the rights may be exercised by the Lee Investors and the Desai Investors, pro rata based on their respective ownership of Common Stock. The Purchased Shares and Option Shares are subject to certain restrictions on transfer and registration rights set forth in the agreement and are subject to the

Stockholders' Agreement and the Registration Rights Agreement, other than the provisions thereof relating to restrictions on transfer. See "Certain Transactions -- Stockholders' Agreement" and "Certain Transactions -- Registration Rights Agreement".

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

     Mr. Reiner's agreement provides that if his employment is terminated prior to a "Change of Control" either by the Holding Company without "Cause" or by Mr. Reiner for "Good Reason", Mr. Reiner will continue to receive his base salary for the balance of the term and bonus compensation (calculated as though 110% of the Target Level were achieved) as if such termination had not occurred. In the event he is terminated without "Cause" and coincident with or following a "Change of Control", Mr. Reiner shall be entitled to a lump sum payment equal to 299% of his "base amount" (as defined in Section 280G(b)(3) of the Code). In the event that Mr. Reiner voluntarily terminates his employment within one year following a "Change of Control" in connection with which the acquirer did not expressly assume Mr. Reiner's agreement and extend its term for an additional three years or otherwise offer Mr. Reiner a contract on terms no less favorable than those provided under the existing agreement providing for a term of at least three years, or if he terminates his employment following a "Change of Control" for "Good Reason", he will be entitled to a payment equal to 299% of the "base amount". In the event that Mr. Reiner is terminated for "Cause" or if he voluntarily terminates his employment without "Good Reason" prior to the occurrence of a "Change of Control", he shall be entitled to receive his base salary through the date of termination and any bonus earned with respect to a previously completed fiscal year which remains unpaid. Payments made to Mr. Reiner upon termination of employment are subject to certain restrictions in the event that such payments constitute "parachute payments" under Section 280G(b)(2) of the Code. In addition, Mr. Reiner is required to mitigate certain payments made to him under the agreement under certain limited circumstances.

     Under Mr. Reiner's agreement, a "Change of Control" occurs when (i) a person or group other than certain of the Holding Company's existing stockholders and certain related parties becomes the beneficial owner of 50% or more of the aggregate voting power of the Holding Company, (ii) during any period of two consecutive calendar years, there are certain changes in the composition of the Holding Company's Board of Directors or (iii) there is a sale of all or substantially all of the Holding Company's assets.

     A portion of any payments which may be made upon a "Change of Control" may be deemed an "excess parachute payment" within the meaning of the Code, in which event the portion will not be a deductible expense for tax purposes for the Holding Company.

     On March 5, 1997, Mr. Reiner received options under the 1993 Plan to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001 so long as Mr. Reiner remains employed by the Holding Company on such date; provided, however, that such options are subject to early vesting and early termination under certain circumstances and are subject to various conditions. The Holding Company has also granted to Mr. Reiner an additional 160,281 options under the 1997 Plan, which options have an exercise price of $13.875 per share and are subject to similar terms and conditions regarding vesting and termination.

     Effective May 26, 1993, Mr. Cornstein entered into an employment agreement with Finlay providing for his employment as President and Chief Executive Officer, and his appointment as Chairman of the Board of the Holding Company. Under his employment agreement, Mr. Cornstein was entitled to an annual salary of $600,000 plus bonus.

     Under Mr. Cornstein's employment agreement, Finlay was required to maintain insurance on the life of Mr. Cornstein, payable to his beneficiaries, and Mr. Cornstein was entitled to reimbursement for income tax liability resulting from Finlay's payment of premiums.

     On January 30, 1996, Mr. Reiner was appointed President and Chief Executive Officer of the Holding Company. On February 1, 1999, Mr. Reiner was named Chairman of the Holding Company and Mr. Cornstein became Chairman Emeritus of the Holding Company following the expiration of the term of his employment on January 31, 1999. On February 1, 1999, Finlay and Pinnacle Advisors Limited, a company as to which Mr. Cornstein is a principal ("Pinnacle"), entered into a two year consulting agreement pursuant to which Pinnacle was engaged to provide consulting services and it was agreed that, if available, Mr. Cornstein will attempt to act for Pinnacle in the performance of services thereunder. The consulting agreement provides that Pinnacle shall receive compensation in the amount of $225,000 per year and be reimbursed for expenses.

     On March 30, 1995, Mr. Cornstein received an option under the 1993 Plan to purchase an aggregate of 66,667 shares of Common Stock at an exercise price of $14.00 per share. Twenty percent of these options vested immediately, and an additional twenty percent of the options vest on each of the first four anniversaries of the grant date.

     On May 1, 1997, the Holding Company appointed Mr. Melvin to serve as Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry. The Holding Company has agreed to pay to Mr. Melvin an annual base salary of $350,000 as well as an annual bonus based on the achievement of certain targets. In addition, Mr. Melvin was paid a $25,000 bonus upon his joining the Holding Company and, in July 1997, received from Finlay a $295,000 non-interest-bearing loan, which was repaid in full on July 16, 1998. On May 1, 1997, Finlay granted to Mr. Melvin options under the 1997 Plan to purchase 50,000 shares of Common Stock at an exercise price per share equal to $14.875. The options granted in May 1997 vest in equal installments on each of the first five anniversaries of the respective grant dates. The options will be subject to early termination under certain circumstances and will be subject to various conditions. Mr. Melvin is also eligible for benefits that are available to other senior executives of Finlay, including reimbursement of moving and relocation expenses. If Mr. Melvin's employment is terminated by Finlay without cause (not including death or disability) or his title is changed to a lesser title, he is entitled to receive a lump sum payment equal to one year's base salary. On February 22, 1999, Finlay agreed with Mr. Melvin that in the event he continues to be employed by Finlay or an affiliate on February 1, 2001, Finlay shall pay to Mr. Melvin a special bonus of $125,000 and in the event he continues to be so employed on February 1, 2002, Finlay shall pay to him an additional special bonus of $75,000.

     On February 22, 1999, Finlay agreed with Ms. Leslie Philip, the Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry, that in the event she continues to be employed by Finlay or an affiliate on February 1, 2001, Finlay shall pay to Ms. Philip a special bonus of $200,000 and in the event she continues to be so employed on February 1, 2002, Finlay shall pay to her an additional special bonus of $150,000.

Directors' Compensation

     Directors who are employees receive no additional compensation for serving as members of the Board. Messrs. Lee, Desai, Smith and Kaplan receive no compensation for serving as directors of the Holding Company. For a discussion of certain fees paid to affiliates of Messrs. Lee and Desai, see "Compensation Committee Interlocks and Insider Participation". For serving as a director of the Holding Company, Mr. Matthews and Ms. Merriman each receives aggregate compensation at the rate of $20,000 per year. Ms. Merriman also receives a fee of $1,000 for each regular and special meeting attended and a fee of $500 for each committee meeting attended. Mr. Matthews was granted, effective as of July 1993, options under the 1993 Plan to purchase 33,333 shares of Common Stock, 16,667 of which have an exercise price of $12.00 per share and 16,666 of which have an exercise price of $16.50 per share. Twenty percent of these options vest on each of the first five anniversaries of the grant date, with the unvested portion of the options fully vesting on a "Change of Control" (as defined in the consulting agreement). On March 30, 1995, Mr. Matthews was granted additional options under the 1993 Plan to purchase 16,667 shares of Common Stock at a price of $14.00. Twenty percent of these options vested immediately, and an additional twenty percent of the options vest on each of the first four anniversaries of the grant date. On January 30, 1996, Mr. Matthews was granted additional options under the 1993 Plan to purchase 10,000 shares of Common Stock at a price of $11.16 per share, which options vested and became exercisable in January 1997. In addition, on March 6, 1997, Mr. Matthews was granted an option under the 1997 Plan to purchase 20,000 shares of Common Stock at an exercise price of $13.875 per share, twenty percent of which options will vest on each of the first five anniversaries of the grant date. In addition, effective March 1, 1999, Mr. Matthews was granted options under the 1997 Plan to purchase 20,000 shares of Common Stock at a price of $8.50 per share, vesting 20% per year commencing on the first anniversary of the date of grant. All of Mr. Matthews' options are subject to early termination under certain circumstances and are subject to various conditions. Ms. Merriman was granted, effective as of December 3, 1997, options under the 1997 Plan to purchase 5,000 shares of Common Stock at a price of $21.3125. All of these options vest on the first anniversary of the grant date. On March 1, 1999, Ms. Merriman was granted options under the 1997 Plan to purchase 5,000 shares of Common Stock at a price of $8.50 per share, vesting on the first anniversary of the date of grant. Mr. Reiner has an employment contract with Finlay, and a company as to which Mr. Cornstein is a principal receives compensation from Finlay pursuant to a consulting agreement. See information under the caption "Executive Compensation--Employment and Other Agreements and Change of Control Arrangements".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to each person who, to the knowledge of the Holding Company, as of April 26, 1999, was the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Holding Company.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned (1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               of Class
    -------------------------------------------------------------------     --------------        -------------

    Thomas H. Lee(2)...............................................              984,340               9.5%
    Becker Capital Management, Inc.(3).............................              853,600               8.2%
    Mellon Bank Corporation(4).....................................              748,320               7.2%
    Rohit M. Desai(5)..............................................              704,412               6.8%
    David B. Cornstein(6)..........................................              635,439               6.1%
    FMR  Corp(7)...................................................              565,000               5.4%
    Neuberger Berman, LLC(8).......................................              534,400               5.1%

______________________________
(1) Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of Messrs. Lee, Desai and Cornstein) to the terms of the Stockholders' Agreement.
(2) Includes 884,455 shares of Common Stock held of record by Thomas H. Lee Equity Partners, L.P. ("THLEP"), the general partner of which is THL Equity Advisors Limited Partnership, a Massachusetts limited partnership of which Mr. Lee is a general partner, and 99,885 shares of Common Stock held of record by 1989 Thomas H. Lee Nominee Trust (the "Nominee Trust"), 979 shares of which are subject to options granted to others. Mr. Lee's address is c/o Thomas H. Lee Company, L.L.C., 590 Madison Avenue, New York, New York 10022.
(3) According to a Schedule 13G dated February 10, 1999 filed with the Commission by Becker Capital Management, Inc., a registered investment advisor ("Becker"), the indicated number of shares is owned by advisory clients of Becker; Becker has sole voting and dispositive powers with respect to all of such shares, but disclaims beneficial ownership thereof. The address for Becker Capital Management, Inc. is 1211 SW Fifth Avenue, Suite 2185, Portland, Oregon 97204.
(4) According to a Schedule 13G dated February 4, 1999 filed with the Commission by Mellon Bank Corporation ("Mellon Bank"), (i) Mellon Bank has sole power to vote 679,920 shares and sole power to dispose of 685,120 shares, and shares power to vote no shares and shares power to dispose of 63,200 shares, and (ii) each of Boston Group Holdings, Inc. and The Boston Company, Inc. has sole power to vote 494,250 shares and sole power to dispose of 499,450 shares and shares power to vote no shares and shares power to dispose of 63,200 shares. According to such Schedule 13G, Boston Group Holdings, Inc. is a subsidiary of Mellon Bank and is also the parent holding company of The Boston Company, Inc. All of the shares reported in the Schedule 13G are beneficially owned by Mellon Bank and direct or indirect subsidiaries, including Boston Group Holdings, Inc. and The Boston Company, Inc., in their various fiduciary capacities. The address for Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, Pennsylvania 15258.
(5) Includes 704,412 shares of Common Stock held of record by Equity-Linked Investors-II ("ELI-II"). ELI-II is a limited partnership, the general partner of which is Rohit M. Desai Associates-II. As general partner, Rohit
     M. Desai Associates-II has the power to vote and dispose of these securities. Rohit M. Desai is the managing general partner of Rohit M. Desai Associates-II. Mr. Desai is also the sole stockholder, chairman of the board and president of Desai Capital Management Incorporated ("DCMI"), which acts as an investment advisor to ELI-II. Under the investment advisory agreements between DCMI and ELI-II, decisions as to the voting or disposition of these securities may be made by DCMI. DCMI and Mr. Desai disclaim beneficial ownership of the securities. The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.
(6) Includes options to acquire 66,667 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share. The address of Mr. Cornstein is in care of the Holding Company, 529 Fifth Avenue, New York, New York 10017.
(7) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on a Schedule 13G dated February 1, 1999 filed with the Commission by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson. According to said Schedule 13G, members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G further states that Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial  owner  of the  565,000  shares  which  are the  subject  of the
     Schedule 13G as a result of its acting as investment adviser to Fidelity Low-Priced Stock Fund (the "Fund"), a registered investment company which owns all of such 565,000 shares. Edward C. Johnson 3d, as Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 565,000 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under
                                       44
     written guidelines established by the Fund's Board of Trustees. The address for FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.
(8) According to a Schedule 13G dated February 10, 1999 filed with the Commission by Neuberger Berman, LLC ("Neuberger Berman"), Neuberger Berman is deemed to be a beneficial owner of the indicated number of shares since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, such shares, which are held by many unrelated clients. Neuberger Berman does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Neuberger Berman has sole power to vote or direct the voting of 414,500 shares, shared power to vote or direct the voting of none of such shares, sole power to dispose of or direct the disposition of none of such shares, and shared power to dispose of or direct the disposition of 534,400 shares. Principal(s) of Neuberger Berman own 17,200 shares in their own personal securities accounts. Neuberger Berman disclaims beneficial ownership of these shares since these shares were purchased with each principal(s)' personal funds and each principal has exclusive dispositive and voting power over the shares held in their respective accounts. The address of Neuberger Berman, LLC is 605 Third Avenue, New York, New York 10158-3698.

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 26, 1999 by each of the Holding Company's directors (other than Messrs. Lee, Desai and Cornstein, information with respect to each of whom is presented above), the Holding Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and by all directors and executive officers as a group. The Holding Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned (1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               of Class
    -------------------------------------------------------------------     --------------        -------------
    Arthur E. Reiner(2)(3).........................................               79,279               *
    Norman S. Matthews(4)..........................................               68,000               *
    Leslie A. Philip(2)(5).........................................               41,333               *
    Joseph M. Melvin(2)(6).........................................               22,000               *
    Warren C. Smith, Jr.(7)........................................               12,590               *
    Barry D. Scheckner(2)(8).......................................               11,760               *
    Hanne M. Merriman(9)...........................................                5,000               *
    James Martin Kaplan(2).........................................                4,000               *
    All directors and executive officers
    as a group (11 persons)(10)....................................            2,568,153              24.1%

    __________________
    *Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock subject to the terms of the Stockholders' Agreement.

(2) The address of Messrs. Reiner, Kaplan, Melvin and Scheckner and Ms. Philip is in care of the Holding Company, 529 Fifth Avenue, New York, New York 10017.

(3) Includes options to acquire 34,632 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share. In accordance with applicable Commission rules, does not include 334,631 shares subject to options not exercisable within 60 days.

(4) Includes options to acquire 16,666 shares of Common Stock granted in 1993 having an exercise price of $12.00 per share, options to acquire 16,667 shares of Common Stock granted in 1993 having an exercise price of $16.50 per share, options to acquire 16,667 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share, options to acquire 10,000 shares of Common Stock granted in 1996 having an exercise price of $11.16 per share and options to acquire 8,000 shares of

     Common Stock granted in 1997 having an exercise price of $13.875 per share. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

(5) Includes options to acquire 26,666 shares of Common Stock granted in 1995 having an exercise price of $11.19 per share, options to acquire 10,667 shares of Common Stock granted in 1997 having and exercise price of $13.875 per share and 4,000 shares of Common Stock granted in 1998 having an exercise price of $23.1875 per share.

(6) Includes options to acquire 20,000 shares of Common Stock granted in 1997 having an exercise price of $14.875 per share and 2,000 shares of Common Stock granted in 1998 having an exercise price of $24.3125 per share.

(7) Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

(8) Includes options to acquire 2,400 shares of Common Stock granted in 1993 having an exercise price of $7.23 per share, options to acquire 3,200 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share, options to acquire 4,160 shares of Common Stock granted in 1997 having an exercise price of $13.875 per share and 2,000 shares of Common Stock granted in 1998 having an exercise price of $24.3125 per share.

(9) Includes options to acquire 5,000 shares of Common Stock granted in 1997 having an exercise price of $21.3125 per share. Ms. Merriman's address is c/o Hanne Merriman Associates, 3201 New Mexico Avenue, N.W., Washington, DC 20016.

(10) Includes options to acquire 249,392 shares having exercise prices ranging from $7.23 to $24.3125 per share.

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

     The 1993 Recapitalization also included the public issuance by the Holding Company of units consisting of the Old Debentures and Common Stock, the public issuance by Finlay Jewelry of the Old Notes and the refinancing of the Holding Company's outstanding term loans and revolving indebtedness with the Revolving Credit Agreement. In connection with the 1993 Recapitalization, certain executive officers and directors of the Holding Company and Finlay Jewelry entered into new employment agreements with Finlay. Also in connection with the 1993 Recapitalization, Finlay entered into the Lee Management Agreement with an affiliate of the Lee Investors and the Desai Management Agreement with an affiliate of the Desai Investors. In July 1993, Finlay entered into a consulting agreement with Norman Matthews, which was terminated, in part, upon completion of the Initial Public Offering. See "Employment and Other Agreements and Change of Control Arrangements", "Compensation Committee Interlocks and Insider Participation" and "Directors' Compensation" under the caption "Executive Compensation".

The Initial Public Offering, Series C Exchange and Stockholder Purchase

     In April 1995, the Holding Company completed the Initial Public Offering, in which 2,615,000 shares of Common Stock were sold to the public at a price of $14.00 per share, 2,500,000 of which were sold by the Holding Company and 115,000 of which were sold by certain non-management selling stockholders. The Holding Company used the net proceeds of the Initial Public Offering to repurchase a portion of the

Old Debentures and the balance thereof to reduce a portion of the outstanding balance under, and accrued interest on, the Revolving Credit Agreement and to pay transaction costs. As part of the Initial Public Offering, the Lee Investors, the Desai Investors and the Management Stockholders purchased an aggregate of 208,163 shares of Common Stock from the underwriters of the Initial Public Offering at the initial public offering price of $14.00 per share. Immediately prior to completion of the Initial Public Offering, the holders of the Holding Company's Series C Preferred Stock exchanged all outstanding shares of Series C Preferred Stock with the Holding Company for 2,581,784 shares of Common Stock (the "Series C Exchange"). For the purposes of the Series C Exchange, the outstanding Series C Preferred Stock was (i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through April 13, 1995, paid in kind at a quarterly rate of 2.5%, and (ii) exchanged for Common Stock at the price of the Initial Public Offering. In connection with the Series C Exchange, a $10,000,000 non-recurring, non-cash charge representing the difference between the liquidation value and the carrying value of the Series C Preferred Stock was recorded.

Stockholders' Agreement

     Prior to completion of the Initial Public Offering, the Lee Investors, the Desai Investors, the Management Stockholders, all employees holding options to purchase Common Stock, certain private investors and the Holding Company entered into an amended Stockholders' Agreement, which sets forth certain rights and obligations of the parties with respect to the Common Stock and corporate governance of the Holding Company. Any employees of Finlay not parties to the Stockholders' Agreement who have received or in the future receive options to purchase Common Stock in connection with their employment have also been required or will also be required, as the case may be, to become parties to the Stockholders' Agreement.

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

     Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The designees of the Lee Investors currently serving on the Board of Directors are Messrs. Lee and Smith; the designee of the Desai Investors is Mr. Desai; the designees of Mr. Cornstein are Messrs. Cornstein and Kaplan; and Mr. Reiner is his own designee. The Stockholders' Agreement also provides for the Executive Committee to consist of five directors, including one director not a party to the
Stockholders' Agreement selected by the Board of Directors, one member designated by Mr. Lee (so long as the Lee Investors have the right to designate a nominee for director), one member designated by the Desai Investors (so long as the Desai Investors have the right to designate a nominee for director) and two members designated by Mr. Cornstein (which number will be reduced to one if Mr. Cornstein is only entitled to designate one nominee for director and none if Mr. Cornstein ceases to have the right to designate a nominee for director). When a stockholder or group of stockholders loses the right to designate a director, such director is to be designated instead by a majority of the directors of the Holding Company. The Executive Committee of the Holding Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner.

     In addition, the Stockholders' Agreement provides that the parties thereto have (i) certain "come along" rights allowing them to participate in private sales of Common Stock by parties selling at least a majority of the outstanding shares of Common Stock and (ii) certain "take along" rights allowing parties who are selling at least a majority of the outstanding shares of Common Stock to require the other parties to the Stockholders' Agreement to sell all or a portion of their shares of Common Stock to the same purchaser in the same transaction on the same terms.

Registration Rights Agreement

     The Registration Rights Agreement grants certain registration rights to the Lee Investors, the Desai Investors, certain other investors and the Management Stockholders. Lee Investors and Desai Investors who together hold at least 31% of the outstanding "Registrable Securities" (as defined in the Registration Rights Agreement) are entitled to request jointly, and the Holding Company shall be obligated to effect, up to three registrations of "Registrable Securities". The Lee Investors and the Desai Investors also may demand registration without the other under certain circumstances. The Registration Rights Agreement also provides that stockholders who are parties thereto (other than the Lee Investors and the Desai Investors) holding in the aggregate at least 20% of the "Registrable Securities" then outstanding will have the right on one occasion to require the Holding Company to file a registration statement with the Commission covering all or a portion of their "Registrable Securities" in certain circumstances. In addition, under the Registration Rights Agreement, if the Holding Company proposes to register shares of Common Stock under the Securities Act, either for its own account or for the account of others (other than a registration statement relating solely to employee benefit plans), then each party to the Registration Rights Agreement will have the right, subject to certain restrictions and priorities, to request that the Holding Company register its shares of Common Stock in connection with such registration. Under the Registration Rights Agreement, the holders of "Registrable Securities", on the one hand, and the Holding Company, on the other, agree to indemnify each other for certain liabilities, including liabilities under the Securities Act, in connection with any registration of shares subject to the Registration Rights Agreement.

The 1997 Offering

     On October 21, 1997, the Holding Company completed a public offering (the "1997 Offering") of 3,450,000 shares of Common Stock at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Holding Company and 1,253,029 shares were sold by certain non-management selling stockholders. In connection with the 1997 Offering, Messrs. Lee, Desai and Matthews sold 410,325 shares, 953,029 shares and 5,722 shares, respectively.

The 1998 Offering

     On April 24, 1998, the Holding Company completed the 1998 Offering involving the sale of 1,800,000 shares of Common Stock at a price of $27.50 per share, of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. In connection with the 1998 Offering, Messrs. Lee, Reiner, Smith and Scheckner sold 1,071,921 shares, 100,000 shares, 13,055 shares and 20,200 shares, respectively. A portion of the proceeds received by Mr. Reiner from the sale of such shares was used by him to repay the outstanding balance of a note issued by Mr. Reiner to the Holding Company (the "Receivable Repayment"). See "Executive Compensation - Summary Compensation Table" and "-Employment and Other Agreements and Change of Control Arrangements."

     Concurrently with the 1998 Offering, (i) the Holding Company sold $75.0 million aggregate principal amount of its 9% Senior Debentures due May 1, 2008 (the "Senior Debenture Offering"), (ii) Finlay Jewelry sold $150.0 million aggregate principal amount of its 8-3/8% Senior Notes due May 1, 2008 (the "Senior Note Offering") and (ii) the Revolving Credit Facility was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes. The net proceeds to the Holding Company from the 1998 Offering, the Senior Debenture Offering, the Receivable Payment and the repayment of an intercompany liability by Finlay Jewelry (the "Intercompany Repayment") was used by the Holding Company to redeem its Old Debentures, including associated premiums. In addition, on May 1, 1998, the Holding Company used a portion of such proceeds to prepay the original issue discount of $39,027,292 on the Old Debentures. A portion of the net proceeds to Finlay Jewelry from the Senior Note Offering was used by Finlay Jewelry to make the Intercompany Repayment and an additional portion of such proceeds was used by Finlay Jewelry to redeem its Old Notes, together with associated premiums.

Certain Other Transactions

     Prior to completion of the Initial Public Offering, Finlay entered into indemnification agreements with each of Finlay's directors and certain executive officers. The indemnification agreements require, among other things, that Finlay indemnify its directors and executive officers against certain liabilities and associated expenses arising from their service as directors and executive officers of Finlay and reimburse certain related legal and other expenses. In the event of a Change of Control (as defined therein) Finlay will, upon request by an indemnitee under the agreements, create and fund a trust for the benefit of such indemnitee sufficient to satisfy reasonably anticipated claims for indemnification. Finlay will also cover each director and certain executive officers under a directors and officers liability policy maintained by Finlay in such amounts as the Board of Directors of the Holding Company finds reasonable. Although the indemnification agreements offer coverage similar to the provisions in the Holding Company's Restated Certificate of Incorporation and the Delaware General Corporation Law, they provide greater assurance to directors and officers that indemnification will be available because, as contracts, they cannot be modified unilaterally in the future by the Board of Directors or by the stockholders to eliminate the rights they provide.

     For information relating to certain transactions involving members of management or others, see "-- Compensation Committee Interlocks and Insider Participation" and "-- Employment and Other Agreements and Change of Control Arrangements" under the caption "Executive Compensation".

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of this report:

    (1) Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

    (2) Financial Statement Schedules.

    None.

    (3) Exhibits.

    (Exhibit Number referenced to Item 601 of Regulation S-K).

Item
Number
------

3.1  - Certificate of Incorporation, as amended, of Finlay Jewelry (incorporated
     by   reference  to  Exhibit  3.1  of  Form  S-1   Registration   Statement,
     Registration No. 33-59580).

3.2 - By-laws of Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Registrant on June 10, 1993).

4.1 - Article Fourth of the Restated Certificate of Incorporation and Articles II and VI of the Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration Statement, Registration No. 33-59380).

4.2  -  Specimen  10  5/8%  Senior  Note  Due  2003  issued  by  Finlay  Jewelry
     (incorporated by reference to Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by the Registrant on June 10, 1993).

4.3(a) - Indenture  dated as of May 26, 1993 between  Finlay  Jewelry and Marine
     Midland Bank, as Trustee, relating to the 10 5/8% Senior Notes Due 2005 issued by Finlay Jewelry (and redeemed in May 1998) (incorporated by reference to Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

4.3(b) - First Supplemental  Indenture dated as of October 28, 1994 among Finlay
     Jewelry, Sonab Holdings, Inc. ("Sonab Holdings"), Sonab International, Inc. ("Sonab International"), Sonab and Marine Midland Bank, as Trustee, to the indenture relating to the 10 5/8% Senior Notes due 2003 issued by the Company (and redeemed in May 1998) (incorporated by reference to Exhibit
     4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

Item
Number
------

4.3(c) - Second  Supplemental  Indenture  dated as of July 14, 1995 among Finlay
     Jewelry, Sonab Holdings, Sonab International, Sonab and Marine Midland Bank, as Trustee, to the indenture relating to the 10 5/8% Senior Notes due 2003 issued by the Company (and redeemed in May 1998) (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9,
     1995).

4.4 - Indenture dated as of April 24, 1998 between Finlay Jewelry and Marine Midland Bank, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior Notes due May 1, 2008 issued by Finlay Jewelry (including form of Senior Note) (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 11, 1998).

4.5 - Stock Purchase Agreement dated as of May 26, 1993 among the Holding Company, Finlay Jewelry, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit
     4.4 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

4.6 - Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Holding Company, David B. Cornstein, Arthur E. Reiner, Robert S. Lowenstein, Norman S. Matthews, Ronald B. Grudberg, Harold S. Geneen, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, The Lee Holders listed on the signature page thereto, Equity-Linked Investors, L.P., Equity-Linked Investors-II and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

4.7 - Omnibus Amendment to Registration Rights and Stockholders' Agreement (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

4.8 - Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein, Harold S. Geneen, Ronald B. Grudberg, Robert S. Lowenstein, John C. Belknap, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, Andrew U. Belknap, Timothy H. Belknap, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.6 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
     1993).

10.1 - Underwriting Agreement relating to the offering of Senior Notes by Finlay Jewelry dated April 20, 1998 by and among the Holding Company, Finlay Jewelry and Goldman, Sachs & Co. on behalf of each of the Underwriters (incorporated by reference to Exhibit 1.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 11, 1998).

10.2 - Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit
     10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay Jewelry on September 14, 1993).

Item
Number
------

10.3 - The Holding Company's Restated Retirement Income Plan (401(k)) (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, filed by Finlay Jewelry on September 9, 1995).

10.3(a) - Amendment No. 1 to the Holding  Company's  Restated  Retirement Income
     Plan (401(k)) (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.3(b) -  Amendment  No. 2 to the  Holding  Company's  Retirement  Income  Plan
     (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 4, 1996 filed by Finlay Jewelry on June 14, 1996).

10.3(c) -  Amendment  No. 3 to the  Holding  Company's  Retirement  Income  Plan
     (401(k)) (incorporated by reference to Exhibit 10.11 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

10.4 - Executive Medical Benefits Plan of Finlay Jewelry and the Holding Company (incorporated by reference to Exhibit 10.3 of Form S-1 Registration Statement, Registration No. 33-59380).

10.5(a) -  Employment  Agreement  dated  as of May 26,  1993  between  David  B.
     Cornstein and Finlay Jewelry (incorporated by reference to Exhibit 19.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.5(b) - Amendment to Employment Agreement dated as of December 20, 1995 between David B. Cornstein and Finlay Jewelry (incorporated by reference to
     Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.5(c) - Amendment to  Employment  Agreement  between  David B.  Cornstein  and
     Finlay Jewelry (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

10.5(d) - Letter Agreement dated February 1, 1999 by and among Finlay Jewelry, the Holding Company and David B. Cornstein.

10.5(e) - Consulting  Agreement dated February 1, 1999 among Finlay Jewelry, the
     Holding Company and Pinnacle Advisors Limited.

10.6(a) -  Employment  Agreement  dated as of January 3, 1995 among the  Holding
     Company,  Finlay Jewelry and Arthur E. Reiner (incorporated by reference to
     Exhibit 10.7(a) of Form S-1 Registration Statement, Registration No. 33-88938).

10.6(b) - Executive Securities Purchase Agreement dated as of January 3, 1995 between the Holding Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(b) of Form S-1 Registration Statement, Registration No. 33-88938).

Item
Number
------

10.6(c) - Limited Recourse  Secured  Promissory Note dated as of January 3, 1995 by Arthur E. Reiner in favor of the Holding Company (and satisfied in April
     1998) (incorporated by reference to Exhibit 10.7(c) of Form S-1 Registration Statement, Registration No. 33-88938).

10.6(d) - Stock Pledge Agreement dated as of January 3, 1995 between the Holding
     Company and Arthur E. Reiner (and terminated in April 1998) (incorporated by reference to Exhibit 10.7(d) of Form S-1 Registration Statement, Registration No. 33-88938).

10.6(e) - Amendment to Employment  Agreement  dated as of May 17, 1995 among the
     Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the Annual Report on Form 10-K for the period ended February 1, 1997 filed by Finlay Jewelry on May 1, 1997).

10.6(f) -  Amendment  No. 2 to  Employment  Agreement  dated as of March 5, 1997 among the Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by Finlay Jewelry on June 17, 1997).

10.6(g) - Amendment No. 3 to Employment  Agreement  dated July 1, 1997 among the
     Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.6(g) filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.7(a) - Consulting and Option Agreement dated as of July 7, 1993 by and between Finlay Jewelry and Norman S. Matthews (incorporated by reference to
     Exhibit 10.00 filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by Finlay Jewelry on April 27, 1994).

10.7(b) - Amendment to Consulting and Option Agreement dated as of March 6, 1995 between Norman S. Matthews and Finlay Jewelry (incorporated by reference to
     Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.8 - Employment Agreement dated as of April 18, 1997 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.8 filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.9 - Tax Allocation Agreement dated as of November 1, 1992 between the Holding Company and Finlay Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.10- Management  Agreement dated as of May 26, 1993 among the Holding Company,
     Finlay  Jewelry and Thomas H. Lee Company  (incorporated  by  reference  to
     Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).

Item
Number
------

10.11- Management  Agreement dated as of May 26, 1993 among the Holding Company,
     Finlay Jewelry and Desai Capital Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.12(a) - Long Term Incentive Plan of the Company (incorporated by reference to
     Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.12(b) - Amendment No. 1 to the Holding  Company's  Long Term  Incentive  Plan
     (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.13- 1997 Long Term  Incentive  Plan  (incorporated  by  reference  to Exhibit
     10.13 filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.14(a) - Amended and Restated Credit Agreement dated as of March 28, 1995 among GE Capital, individually and its capacity as agent, certain other lenders and financial institutions, the Holding Company and Finlay Jewelry (the "Amended and Restated Credit Agreement") (incorporated by reference to
     Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.14(b) -  Amendment  No. 1,  dated as of June 15,  1995,  to the  Amended  and
     Restated Credit Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.14(c) - Amendment No. 2 to the Amended and Restated Credit Agreement dated as of February 1, (incorporated by reference to Exhibit 10.15(c) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by Finlay Jewelry on May 3, 1996).

10.14(d) - Amendment No. 3 to the Amended and Restated Credit Agreement dated as of January 31, 1997 (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.15(a) - Amended and Restated Revolving Note dated as of March 28, 1995 by the
     Holding Company and Finlay Jewelry to the order of GE Capital in the principal amount of $98,000,000 (incorporated by reference to Exhibit 10.16(a) filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by Finlay Jewelry on April 12, 1995).

10.15(b) - Amended and Restated Revolving Note dated as of March 28, 1995 by the
     Holding Company and Finlay Jewelry to the order of Shawmut Bank in the principal amount of $37,000,000 (incorporated by reference to Exhibit 10.16(b) filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.16- Security Agreement dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.9 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

Item
Number
------

10.17- Security Agreement and Mortgage--Trademarks, Patents and Copyrights, dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.18- Assignment of Life Insurance Policy as Collateral dated May 26, 1993 by the Holding Company to GE Capital, as agent (upon the life of each David B. Cornstein, Ronald B. Grudberg and Robert S. Lowenstein) (incorporated by reference to Exhibit 19.11 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30,
     1993).

10.19- Assignment of Business Interruption  Insurance Policy as Collateral dated
     February 28, 1994 by Finlay Jewelry to GE Capital, as agent (incorporated by reference to Exhibit 10.M filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by Finlay Jewelry on April 27, 1994).

10.20(a) -  Guarantee  dated as of May 26,  1993 by Finlay  Jewelry,  Inc. to GE
     Capital, as agent (incorporated by reference to Exhibit 19.13 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.20(b) - Guarantee  dated as of October 28, 1994 by Sonab Holdings in favor of
     GE Capital (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.20(c) - Guarantee dated as of October 28, 1994 by Sonab International in favor of GE Capital (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.20(d) -  Guarantee  dated  as of  October  28,  1994 by  Sonab in favor of GE
     Capital (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.21(a) - Pledge  Agreement  dated as of May 26,  1993 by Finlay  Jewelry to GE
     Capital, as agent (incorporated by reference to Exhibit 19.14 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.21(b) - Amendment Agreement dated October 28, 1994 to the Pledge Agreement by
     Finlay Jewelry in favor of GE Capital (incorporated by reference to Exhibit
     10.8 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.22(a) - Share Pledge Agreement  (Translation) dated October 28, 1994 by Sonab
     Holdings in favor of GE Capital (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

Item
Number
------

10.22(b) - Share Pledge Agreement  (Translation) dated October 28, 1994 by Sonab
     International in favor of GE Capital  (incorporated by reference to Exhibit
     10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.23- Master  Agreement for the  Assignment of Accounts  Receivable as Security
     (Translation) dated October 28, 1994 by Sonab in favor of GE Capital (incorporated by reference to Exhibit 10.11 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.24- Note Pledge Agreement dated as of October 28, 1994 by Finlay Jewelry in favor of GE Capital (incorporated by reference to Exhibit 10.12 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

10.25(a) - Amended and Restated Credit Agreement dated as of September 11, 1997 among G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the Holding Company and Finlay Jewelry ("Amended Revolving Credit Agreement") (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.25(b) -  Amendment  No.  1 dated  as of  September  11,  1997 to the  Amended
     Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry September 16, 1997).

10.25(c) - Amendment No. 2 dated October 6, 1997 to the Amended Revolving Credit
     Agreement (incorporated by reference to Exhibit 10.2 as part of the Current Report on Form 8-K filed by Finlay Jewelry on October 17, 1997).

10.25(d) - Amendment  No. 3 dated as of April 24, 1998 to the Amended  Revolving
     Credit Agreement (incorporated by reference to Exhibit 10.1 filed as part of Finlay Jewelry's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998)

10.25(e) - Amendment No. 4 dated as of October 28, 1998 to the Amended Revolving
     Credit Agreement.

10.25(f) - Amendment No. 5 dated as of October 28, 1998 to the Amended Revolving
     Credit Agreement.

10.26- Share Purchase  Agreement  dated as of October 28, 1994 among Societe Des
     Grands Magasins Galeries Lafayette, Union Pour Les Investissements Commerciaux, Societe Anonyme Des Galeries Lafayette, Sonab Holdings and Sonab International (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

Item
Number
------

10.27- Form of Officer's and Director's Indemnification Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3,
     1995).

10.28(a) - Gold  Consignment  Agreement  dated as of June 15,  1995  (the  "Gold
     Consignment Agreement") between Finlay Jewelry and Rhode Island Hospital Trust National Bank ("RIHT") (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.28(b) - Amendment No. 1 and Limited Consent to the Gold Consignment Agreement
     (incorporated by reference to Exhibit 10.31(b) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by Finlay Jewelry on May 3, 1996).

10.28(c) - Amendment No. 2 and Limited Consent dated as of September 10, 1997 to the Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.28(d) - Amendment No. 3 and Limited Consent dated as of September 11, 1997 to the Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.28(e) - Amendment No. 4 and Limited Consent dated as of October 6, 1997 to the Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.3 as part of the Current Report on Form 8-K filed by Finlay Jewelry on October 17, 1997).

10.28(f) - Amendment  No. 6 dated as of April 24,  1998 to the Gold  Consignment
     Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.2 filed as part of Finlay Jewelry's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998).

10.28(g) - Amendment No. 7 and Limited Consent dated as of October 28, 1998, between Finlay Jewelry and BankBoston, N.A., as successor-in-interest to RIHT.

10.29- Security  Agreement  dated as of June 15, 1995 between Finlay Jewelry and
     RIHT (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.30- Cash  Collateral  Agreement  dated as of June  15,  1995  between  Finlay
     Jewelry and RIHT (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

Item
Number
------

10.31- Intercreditor  Agreement dated as of June 15, 1995 between GE Capital and
     RIHT and acknowledged by Finlay Jewelry (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.32- Asset  Purchase  Agreement  dated  September  3,  1997 by and  among  the
     Holding Company, Finlay Jewelry, Zale Corporation and Zale Delaware, Inc. (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

21.1 - Subsidiaries of Finlay Jewelry.

27   - Financial Data Schedule.

   (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Finlay Fine Jewelry Corporation

Date: April 29, 1999                           By: /s/ ARTHUR E. REINER
                                                   ---------------------------
                                                       Arthur E. Reiner
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Name                                 Title                    Date
          ----                                 -----                    ----

/s/ ARTHUR E. REINER       Chairman of the Board, President,      April 29, 1999
-------------------------  Chief Executive Officer and Director
    Arthur E. Reiner       (Principal Executive Officer)


/s/ BARRY D. SCHECKNER     Senior Vice President and Chief        April 29, 1999
-------------------------  Financial Officer (Principal
    Barry D. Scheckner     Financial Officer)


/s/ BRUCE E. ZURLNICK      Treasurer (Principal Accounting        April 29, 1999
-------------------------  Officer)
    Bruce E. Zurlnick

/s/ DAVID B. CORNSTEIN     Director                               April 29, 1999
-------------------------
    David B. Cornstein

/s/ NORMAN S. MATTHEWS     Director                               April 29, 1999
-------------------------
    Norman S. Matthews

/s/ JAMES MARTIN KAPLAN    Director                               April 29, 1999
-------------------------
    James Martin Kaplan

/s/ ROHIT M. DESAI         Director                               April 29, 1999
-------------------------
    Rohit M. Desai

/s/ THOMAS H. LEE          Director                               April 29, 1999
-------------------------
    Thomas H. Lee

/s/ WARREN C. SMITH, JR.   Director                               April 29, 1999
-------------------------
    Warren C. Smith, Jr.

/s/ HANNE M. MERRIMAN      Director                               April 29, 1999
-------------------------
    Hanne M. Merriman

                         FINLAY FINE JEWELRY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended February 1, 1997,
  January 31, 1998 and January 30, 1999......................................F-3

Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999......F-4

Consolidated Statements of Changes in Stockholder's Equity for the years ended February 1, 1997, January 31, 1998 and January 30, 1999..............F-5

Consolidated Statements of Cash Flows for the years ended February 1, 1997,
  January 31, 1998 and January 30, 1999......................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Finlay Fine Jewelry Corporation:

     We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998 and January 30, 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fifty-two weeks ended February 1, 1997, January 31, 1998 and January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for the fifty-two weeks ended February 1, 1997, January 31, 1998 and January 30, 1999, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

New York, New York
March 24, 1999

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)




                                                                                             Year Ended
                                                                          -----------------------------------------------
                                                                           February 1,      January 31,      January 30,
                                                                              1997             1998             1999
                                                                          -------------    -------------    -------------

Sales................................................................     $   685,274      $   769,862      $   863,428
Cost of sales........................................................         330,300          371,085          421,450
                                                                          -------------    -------------    -------------
    Gross margin.....................................................         354,974          398,777          441,978
Selling, general and administrative expenses.........................         289,145          325,752          364,002
Depreciation and amortization........................................          10,840           12,163           15,672
                                                                          -------------    -------------    -------------
    Income (loss) from operations....................................          54,989           60,862           62,304
Interest expense, net................................................          22,526           24,413           24,612
Nonrecurring interest associated with refinancing....................          -                -                   417
                                                                          -------------    -------------    -------------
    Income (loss) before income taxes and
      extraordinary charges..........................................          32,463           36,449           37,275
Provision (benefit) for income taxes.................................          14,501           15,528           15,323
                                                                          -------------    -------------    -------------
    Income (loss) before extraordinary charges.......................          17,962           20,921           21,952
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $3,236............................          -                -                 4,755
                                                                          -------------    -------------    -------------
    Net income (loss)................................................     $    17,962      $    20,921      $    17,197
                                                                          =============    =============    =============













     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                      January 31,        January 30,
                                                                                         1998              1999
                                                                                     -------------     -------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    12,655       $    16,631
  Accounts receivable - department stores......................................           20,772            19,147
  Other receivables............................................................            6,861            23,349
  Merchandise inventories......................................................          279,766           295,265
  Prepaid expenses and other...................................................            1,782             2,367
                                                                                     -------------     -------------
     Total current assets......................................................          321,836           356,759
                                                                                     -------------     -------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................           95,257           106,735
  Less - accumulated depreciation and amortization.............................           28,249            36,620
                                                                                     -------------     -------------
     Fixed assets, net.........................................................           67,008            70,115
                                                                                     -------------     -------------
Deferred charges and other assets..............................................            8,339            13,982
Goodwill.......................................................................          104,271           100,547
                                                                                     -------------     -------------
     Total assets..............................................................      $   501,454       $   541,403
                                                                                     =============     =============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable - trade.....................................................      $   160,424       $   160,424
  Accrued liabilities:
     Accrued salaries and benefits.............................................           12,694            15,760
     Accrued miscellaneous taxes...............................................            5,013             4,704
     Accrued insurance.........................................................              215               755
     Accrued interest..........................................................            3,902             3,448
     Accrued management transition and consulting..............................            1,092               676
     Other.....................................................................           14,639            14,644
  Income taxes payable.........................................................           15,853            23,991
  Deferred income taxes........................................................            1,220             2,166
  Due to parent................................................................           41,079             3,468
                                                                                     -------------     -------------
     Total current liabilities.................................................          256,131           230,036
Long-term debt.................................................................          135,000           150,000
Other non-current liabilities..................................................            8,497             9,284
                                                                                     -------------     -------------
     Total liabilities.........................................................          399,628           389,320
                                                                                     -------------     -------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................           -                  -
  Additional paid-in capital ..................................................           44,851            82,975
  Retained earnings............................................................           63,818            73,897
  Foreign currency translation adjustment......................................           (6,843)           (4,789)
                                                                                     -------------     -------------
     Total stockholder's equity................................................          101,826           152,083
                                                                                     -------------     -------------
     Total liabilities and stockholder's equity................................      $   501,454       $   541,403
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)





                                             Common Stock                                  Foreign
                                         ------------------    Additional                  Currency        Total
                                           Number               Paid-in      Retained    Translation   Stockholder's   Comprehensive
                                         of shares   Amount     Capital      Earnings     Adjustment       Equity          Income
                                         ---------- -------   -----------   ----------   ------------  --------------  -------------
Balance, February 3, 1996.............      1,000   $  -      $   44,851    $  28,283    $     (747)   $     72,387
  Net income (loss)...................        -        -           -           17,962          -             17,962    $     17,962
  Foreign currency translation
     adjustment.......................        -        -           -            -            (2,303)         (2,303)         (2,303)
                                                                                                                       -------------
  Comprehensive income................        -        -           -            -              -              -        $     15,659
  Dividends on Common Stock...........        -        -           -           (1,636)         -             (1,636)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, February 1, 1997.............      1,000      -          44,851       44,609        (3,050)         86,410
  Net income (loss)...................        -        -           -           20,921          -             20,921    $     20,921
  Foreign currency translation
     adjustment.......................        -        -           -            -            (3,793)         (3,793)         (3,793)
                                                                                                                       -------------
  Comprehensive income................        -        -           -            -              -              -        $     17,128
  Dividends on Common Stock...........        -        -           -           (1,712)         -             (1,712)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 31, 1998.............      1,000      -          44,851       63,818        (6,843)        101,826
  Net income (loss)...................        -        -           -           17,197          -             17,197    $     17,197
  Capital contribution from parent....        -        -          38,124         -             -             38,124
  Foreign currency translation
     adjustment.......................        -        -           -             -            2,054           2,054           2,054
                                                                                                                       -------------
  Comprehensive income................        -        -           -             -             -              -        $     19,251
  Dividends on Common Stock...........        -        -           -           (7,118)         -             (7,118)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 30, 1999.............      1,000   $  -      $   82,975    $  73,897    $   (4,789)   $    152,083
                                         ========== =======   ===========   ==========   ============  ==============










     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                                 Year Ended
                                                                                ----------------------------------------------
                                                                                 February 1,      January 31,     January 30,
                                                                                    1997            1998             1999
                                                                                -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................................     $    17,962      $    20,921     $    17,197
  Adjustments to reconcile net income (loss) to net cash provided from  (used in) operating activities:
  Depreciation and amortization............................................          11,871           13,195          16,703
  Write-off of deferred financing costs....................................           -                -               2,023
  Redemption premium.......................................................           -                -               5,378
  Other, net...............................................................           1,845            1,495             381
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 11):
     (Increase) decrease in accounts and other receivables.................           1,560           (8,806)        (14,606)
     Increase in merchandise inventories...................................         (28,380)         (15,360)        (10,635)
     (Increase) decrease in prepaid expenses and other.....................              66              385            (548)
     Increase in accounts payable and accrued liabilities..................           9,300           22,038          11,367
     Increase (decrease) in deferred income taxes..........................             (27)             416             946
     Increase (decrease) in due to parent..................................           -               40,030         (41,224)
                                                                                -------------    -------------    -------------
        NET CASH PROVIDED FROM (USED IN) OPERATING
          ACTIVITIES.......................................................          14,197           74,314         (13,018)
                                                                                -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............         (17,533)         (19,338)        (12,991)
  Payment for purchase of Diamond Park assets..............................           -              (57,642)         (4,857)
  Deferred charges and other...............................................            (839)          (2,386)         (5,286)
                                                                                -------------    -------------    -------------
        NET CASH USED IN INVESTING ACTIVITIES..............................         (18,372)         (79,366)        (23,134)
                                                                                -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................         442,947          564,510         735,637
  Principal payments on revolving credit facility..........................        (442,947)        (564,510)       (735,637)
  Prepayment of Old Notes..................................................           -                -            (135,000)
  Payment of redemption premium............................................           -                -              (5,378)
  Capital contribution from parent.........................................           -                -              38,124
  Proceeds from senior note offering.......................................           -                -             150,000
  Payment of dividends.....................................................            (818)           -              (3,506)
  Capitalized financing costs..............................................           -               (2,347)         (4,173)
  Other, net...............................................................            (206)              (2)          -
                                                                                -------------    -------------    -------------
        NET CASH PROVIDED FROM (USED IN) FINANCING
           ACTIVITIES......................................................          (1,024)          (2,349)         40,067
                                                                                -------------    -------------    -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH............................            (146)            (336)             61
                                                                                -------------    -------------    -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (5,345)          (7,737)          3,976
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................          25,737           20,392          12,655
                                                                                -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $    20,392       $   12,655      $   16,631
                                                                                =============    =============    =============



     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY AND SIGNIFICANT TRANSACTIONS

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly owned subsidiaries, "Finlay Jewelry"), is a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

1998 Offering and Refinancing

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior
Debentures") and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10-5/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $8.0 million, including $5.4 million for the redemption premium on the Notes and $2.0 million to write off deferred financing costs associated with the Old Notes.

1997 and 1995 Public Offerings and Related Transactions

     On October 21, 1997, the Holding Company completed a public offering (the "1997 Offering") of 3,450,000 shares of its Common Stock at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Holding Company. An additional 1,253,029 shares were sold by existing stockholders. Net proceeds to the Holding Company from the 1997 Offering were $38,124,000. The Holding Company purchased inventory using the net proceeds and subsequently sold this inventory to Finlay Jewelry. In addition, Finlay Jewelry was charged a service fee by the Holding Company of $1.9 million which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     On April 6, 1995, the Holding Company completed an initial public offering (the "Initial Public Offering") of 2,500,000 shares of its Common Stock, at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Initial Public Offering were $30,200,000 and were used to repurchase $6,103,000 accreted balance of the Old Debentures with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY AND SIGNIFICANT TRANSACTIONS
             (continued)

under  Finlay's   revolving   credit  facility  with  General  Electric  Capital
Corporation ("G.E. Capital") and the other lenders named thereto.

     Immediately prior to the completion of the Initial Public Offering, the holders of the Holding Company's 10% Series C Cumulative Preferred Stock ("Series C Preferred Stock") exchanged all outstanding shares of Series C Preferred Stock with the Holding Company for 2,581,784 shares of Common Stock (the "Series C Exchange") at the initial public offering price of $14.00 per share.

The 1993 Recapitalization

     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliated transferees, the "Lee Investors") and partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors'), acquired 36.8% and 24.5%, respectively, of the outstanding voting securities of the Holding Company in a series of transactions which recapitalized the Holding Company (the "1993 Recapitalization"). Following the 1993 Recapitalization, management maintained a substantial equity interest in the Holding Company.

     The 1993 Recapitalization included an investment by the Lee Investors and the Desai Investors in units consisting of the Series C Preferred Stock and Common Stock. Concurrently, certain other existing classes of preferred stock and all outstanding warrants to purchase Common Stock were redeemed. These equity related transactions resulted in the Lee Investors and the Desai Investors obtaining 52.6% beneficial ownership of the outstanding Common Stock. The 1993 Recapitalization also included the public issuance by the Holding Company of units consisting of the Old Debentures and Common Stock, the public issuance by Finlay Jewelry of the Old Notes and the refinancing of Finlay's then outstanding term loans and revolving indebtedness.

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

     Fiscal Year: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1996, 1997, 1998, and 1999 relate to the fiscal years ended on February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000. Each of the fiscal years includes 52 weeks.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market with cost for the domestic operations determined by the last-in, first-out ("LIFO") method. Market represents estimated realizable value after providing for a normal profit margin. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended February 1, 1997, January 31, 1998 and January 30, 1999, the gain/loss on open futures contracts was not material. Finlay Jewelry did not have any open positions in futures contracts for gold at January 31, 1998 or January 30, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and, based on current levels of hedging activities, is not expected to have a material impact on Finlay Jewelry's financial position or results of operations.

     Depreciation and Amortization: Depreciation and amortization, except where otherwise indicated, are computed by the straight-line method over the estimated useful lives of the fixed assets ranging from three to thirty-nine years. In 1997, Finlay Jewelry capitalized $660,000 of interest in connection with the construction of its central distribution facility. The capitalized interest was recorded as part of the asset to which it related and is being amortized over the asset's estimated useful life.

     Principles of Consolidation:  The consolidated financial statements include
the  accounts  of  Finlay  Jewelry  and  its  wholly  owned  subsidiaries.   All
significant intercompany transactions have been eliminated in consolidation.

     Software Development Costs: Costs incurred for the routine operation and maintenance of management information systems are expensed as incurred. It is Finlay Jewelry's policy to capitalize significant amounts relating to software purchased from third party software vendors as well as external consulting costs incurred in the development and improvement of management information systems.

     In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued, whereby Finlay Jewelry will be required to capitalize certain internal payroll costs for employees directly associated with the development of software for internal use. Finlay Jewelry has adopted this statement in 1999, and does not expect it to have a material impact on its consolidated financial statements.

     Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to the 1988 Leveraged Recapitalization and the Diamond Park

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition (as defined in Note 11) is being amortized over 40 years and 20 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1996, 1997 and 1998 totaled $3,143,000, $3,367,000 and $3,724,000, respectively. Accumulated amortization of Goodwill at January 31, 1998 and January 30, 1999 totaled $27,825,000 and $31,612,000, respectively.

     Foreign Currency Translation: Results of operations for Finlay Jewelry's foreign subsidiary are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using current rates in accordance with SFAS No. 52, "Foreign Currency Translation". The resulting translation adjustments are recorded directly into a separate component of Stockholder's equity. Transaction gains and losses are reported in net income and were not significant in any year.

     Comprehensive Income: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles are recorded directly to stockholder's equity and, therefore, bypass net income. Finlay Jewelry has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Changes in Stockholder's Equity.

     Debt Issuance Costs: Debt issuance costs are amortized using the straight line method over the term of the related debt agreements. Debt issuance costs totaled approximately $4,700,000 at January 31, 1998 and $5,697,000 at January 30, 1999. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1996, 1997 and 1998 totaled $889,000, $889,000 and $1,030,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     Revenue Recognition: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its host department store customers, net of anticipated returns.

     Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease and rental fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 1996, 1997 and 1998, gross advertising expenses, before vendor support, were $43,747,000, $47,913,000 and $55,287,000, respectively and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     Statements of Cash Flows: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1996, 1997 and 1998 was $21,480,000, $23,347,000 (net of
capitalized interest) and $24,453,000, respectively. Income taxes paid

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

in  1996,   1997  and  1998  totaled   $9,320,000,   $10,630,000  and  $396,000,
respectively. Refer to Note 11 for a discussion of the Diamond Park Acquisition.

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

     Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are disclosed, in Note 5, as if the fair value method had been applied.

     Accounting for the Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Upon adoption of this Statement in 1996 and to date, there was no impact on Finlay Jewelry's financial position or results of operations.

     Seasonality: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                            January 31,         January 30,
                                                                               1998                1999
                                                                          --------------       --------------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................     $    286,289         $     300,777
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................            6,523                 5,512
                                                                          --------------       ---------------
                                                                          $    279,766          $    295,265
                                                                          ==============       ===============

     The LIFO method had the effect of decreasing Income before income taxes in 1996 by $1,919,000 and increasing Income before income taxes in 1997 and 1998 by $2,330,000 and $1,011,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,000,000 lower than that for financial reporting purposes at January 30, 1999.

     Approximately $219,822,000 and $283,793,000 at January 31, 1998 and January 30, 1999, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying
Consolidated   Balance  Sheets.

                    FINLAY FINE JEWELRY CORPORATION NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (continued)

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

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 1998 and January 30, 1999, amounts outstanding under the Gold Consignment Agreement totaled 39,676 and 78,836 fine troy ounces, respectively, valued at approximately $12.1 million and $22.5 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 1998 and January 30, 1999, was approximately 4.3% and 3.2%, respectively, per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended January 31, 1998 and January 30, 1999 are consignment fees of $725,000 and $615,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and G.E. Capital.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended January 30, 1999.

NOTE 4--SHORT AND LONG-TERM DEBT

     The Holding Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay with a senior secured revolving line of credit of up to $275.0 million (the "Revolving Credit Facility"), a portion of which is available to the Holding Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement

                        FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

for the issuance or guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

     Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. "Index Rate" is defined as the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the "base rate on corporate loans at large U.S. money center commercial banks" and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee of 1.5% per annum of the face amount of letters of credit guaranteed under the Revolving Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.375% per annum up to $225.0 million and 0.25% per annum up to $275.0 million. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets, excluding any of Finlay Jewelry's lease agreements which are not assignable without the lessor's consent.

     The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended January 30, 1999.

     There were no amounts outstanding at January 31, 1998 or January 30, 1999 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1996, 1997 and 1998 were $114,100,000, $189,200,000 and $176,000,000, respectively. The average amounts outstanding for the same periods were $75,371,000, $107,700,000 and $123,800,000 (adjusted for the impact of the temporary paydown of the Revolving Credit Facility due to certain call requirements associated with the Old Notes), respectively. The weighted average interest rates were 8.0%, 7.9% and 7.6% for 1996, 1997 and 1998, respectively.

     At January 31, 1998 and January 30, 1999, Finlay had letters of credit outstanding totaling $10.3 million and $6.7 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

     Long-term debt consisted of the following:

                                                                          January 31,       January 30,
                                                                             1998              1999
                                                                         -------------     -------------
                                                                                 (in thousands)
         Old Notes (a)............................................       $    135,000      $      -
         Senior Notes (b).........................................              -               150,000
                                                                         -------------     -------------
                                                                         $    135,000      $    150,000
                                                                         =============     =============

____________________________
(a)  On May 26, 1998, Finlay Jewelry retired the Old Notes. Refer to Note 1.

(b) On April 24, 1998, as part of the Refinancing, Finlay Jewelry issued 8-3/8% Senior Notes due May 1, 2008 with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Notes at January 30, 1999, determined based on market quotes, was $141,000,000.

     On April 24, 1998, as part of the Refinancing, the Holding Company issued 9% Senior Debentures due May 1, 2008 with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Senior Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

     certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     Finlay was in compliance with all of the provisions of the Senior Note and Senior Debenture Indentures as of and for the year ended January 30, 1999.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2004 and thereafter are as follows:

                                                                 (in thousands)
                                                                 ---------------
   1999................................................          $      -
   2000................................................                 -
   2001................................................                 -
   2002................................................                 -
   2003................................................                 -
   Thereafter..........................................                150,000
                                                                 ---------------
                                                                 $     150,000
                                                                 ===============

     Interest expense for 1996, 1997 and 1998 was  $22,609,000,  $24,448,000 and
$24,898,000 (including $417,000 of nonrecurring interest associated with the Refinancing), respectively. Interest income for the same periods was $83,000, $35,000 and $108,000, respectively.

NOTE 5-LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF
       COMMON STOCK

     The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of January 30, 1999, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 575,251 shares are subject to options granted to certain senior management, key employees and a director.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The Board of Directors adopted an amendment to the 1997 Plan, which was approved by the Holding Company's stockholders in June 1998, whereby the number of options available for issuance under the

                        FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF
       COMMON STOCK (continued)

1997 Plan were increased to 850,000. Of the 850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 542,582 shares, as of January 30, 1999, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $13.875 per share to $24.313 per share.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income would have been reduced by $219,000 in 1996, $330,000 in 1997 and $601,000 in 1998. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1996, 1997 and 1998 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.56 in 1996, $14.95 in 1997 and $16.15 in 1998 and the following weighted average assumptions: risk free interest rate of 6.67%, 6.57% and 5.17% for 1996, 1997 and 1998, respectively, expected life of seven years for each of 1996, 1997 and 1998 and volatility of 35.10% for 1996, 32.98% for 1997 and 44.95% for 1998. The weighted average fair value of options granted in 1996, 1997 and 1998 was $6.88, $7.33 and $8.88, respectively.

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 1996, 1997 and 1998:

                                                  1996                           1997                           1998
                                        --------------------------     --------------------------    ---------------------------
                                         Number of      Wtd. Avg.       Number of      Wtd. Avg.      Number of       Wtd. Avg.
                                          Options       Ex. Price        Options       Ex. Price       Options        Ex. Price
                                        -----------    -----------     -----------    -----------    -----------     -----------
Outstanding at beginning of year...        545,834     $    11.61         523,767     $    11.93        989,500      $    13.55
Granted............................         21,333          13.56         505,167          14.95        201,067           16.15
Exercised..........................        (27,826)          7.23         (23,241)          8.74        (56,993)           8.69
Forfeited..........................        (15,574)         11.45         (16,193)         11.25        (15,741)          13.03
                                        -----------    -----------     -----------    -----------    -----------     -----------
Outstanding at end of year.........        523,767          11.93         989,500          13.55      1,117,833           10.27
                                        ===========    ===========     ===========    ===========    ===========     ===========
Exercisable at end of year.........        207,122     $    10.94         282,020     $    11.47        349,660      $    11.32

     The options outstanding at January 30, 1999 have exercise prices between $7.23 and $24.31, with a weighted average exercise price of $10.27 and a weighted average remaining contractual life of 7.54 years. Options generally vest in five years and expire in ten years from their dates of grant.

     Upon the commencement of his employment, a senior officer of the Holding Company purchased 138,525 shares of Common Stock (the "Purchased Shares"), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Holding Company in the amount of $1,001,538. On April 24, 1998, the senior officer sold 100,000 of the Purchased Shares and repaid the note.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF
       COMMON STOCK (continued)

     On December 1, 1998, the Compensation Committee of the Board of Directors of the Holding Company approved the repricing of 292,103 of the Holding Company's outstanding stock options at an exercise price of $8.25, which excludes stock options previously granted to certain senior executives and members of the Board of Directors. Shares acquired upon the exercise of such repriced options may not be sold for a period of one year. On December 1, 1998, 60,000 stock options were granted to three senior executives at an exercise price of $8.25. Such options vest over a period of three years, 50% in each of the second and third years.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                          February 1,      January 31,     January 30,
                                                              1997            1998            1999
                                                         -------------    ------------    ------------
           Minimum fees..............................    $      6,188     $     9,732     $    24,824
           Contingent fees...........................         103,319         115,331         115,720
                                                         -------------    ------------    ------------
                Total................................    $    109,507     $   125,063     $   140,544
                                                         =============    ============    ============

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 30, 1999:

                                                               (in thousands)
                                                               --------------
    1999.................................................      $     22,264
    2000.................................................            17,839
    2001                                                              3,428
    2002                                                              2,633
    2003                                                              2,444
    Thereafter...........................................             9,106
                                                               --------------
         Total minimum payments required.................      $     57,714
                                                               ==============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The cost of the  defined  contribution  plan  maintained  by Finlay and the
retirement  benefits  for  certain  former  employees   aggregated   $1,753,000,
$1,771,000 and $2,043,000 for 1996, 1997 and 1998, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES

     For income tax reporting purposes, Finlay Jewelry has an October 31 year end. Finlay Jewelry files a consolidated Federal income tax return with its wholly owned subsidiaries and its parent, the Holding Company. Finlay Jewelry's provision for income taxes and deferred tax assets and liabilities was calculated as if Finlay Jewelry filed its tax return on a stand-alone basis.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Deferred tax assets and liabilities at year end are as follows:

                                                                                              Year Ended
                                                                                    ------------------------------
                                                                                     January 31,      January 30,
                                                                                        1998              1999
                                                                                    ------------      ------------
                                                                                           (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization...............................................   $     3,569       $     3,483
  Expense not currently deductible...............................................         3,492             2,832
  ITC carryover..................................................................           950               301
  AMT credit.....................................................................           566               566
                                                                                    ------------      ------------
                                                                                          8,577             7,182
  Valuation allowance............................................................         1,050               401
                                                                                    ------------      ------------
     Total current...............................................................         7,527             6,781
                                                                                    ------------      ------------
  Deferred financing costs-non-current...........................................           293               191
                                                                                    ------------      ------------
     Total non-current...........................................................           293               191
                                                                                    ------------      ------------
        Total deferred tax assets................................................         7,820             6,972
                                                                                    ------------      ------------
Deferred Tax Liabilities
  LIFO inventory valuation.......................................................         8,747             8,947
                                                                                    ------------      ------------
     Total current...............................................................         8,747             8,947
                                                                                    ------------      ------------
  Depreciation...................................................................         8,295             9,214
                                                                                    ------------      ------------
     Total non-current...........................................................         8,295             9,214
                                                                                    ------------      ------------
        Total deferred tax liabilities...........................................        17,042            18,161
                                                                                    ------------      ------------
          Net deferred income tax liabilities....................................   $     9,222       $    11,189
                                                                                    ============      ============
     Net current deferred income tax liabilities.................................   $     1,220       $     2,166
     Net non-current deferred income tax liabilities.............................         8,002             9,023
                                                                                    ------------      ------------
          Net deferred income tax liabilities....................................   $     9,222       $    11,189
                                                                                    ============      ============

     The components of income tax expense are as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                          February 1,     January 31,     January 30,
                                                             1997            1998            1999
                                                         ------------    ------------    ------------
           Current domestic taxes....................    $    12,291     $   13,1104     $    14,880
           Current foreign taxes.....................          1,045             600          (1,759)
           Deferred taxes............................          1,165           1,818           2,202
                                                         ------------    ------------    ------------
           Income tax expense........................    $    14,501     $    15,528     $    15,323
                                                         ============    ============    ============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                          February 1,     January 31,     January 30,
                                                              1997           1998            1999
                                                         ------------    ------------    ------------
     Federal Statutory provision....................     $    11,367     $    12,757     $    13,046
     Foreign taxes..................................           1,045             600          (1,759)
     State tax, net of federal benefit..............           1,934           1,589           1,096
     Non-deductible amortization....................           1,037           1,037           1,037
     Loss (benefit) of foreign tax credit...........          (1,045)           (600)          1,759
     Other..........................................             163             145             144
                                                         ------------    ------------    ------------
     Provision for income taxes.....................     $    14,051     $    15,528     $    15,323
                                                         ============    ============    ============

     Section 382 of the Code restricts utilization of net operating loss ("NOLs") carryforwards after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's net operating loss and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 1998, Finlay Jewelry has a NOL carryforward for tax purposes of approximately $11,500,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $7,500,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 1998, Finlay Jewelry had investment tax credit ("ITC") carryovers of approximately $301,000, of which $264,000 expires in 1999 and $37,000 in 2000. At October 31, 1998, Finlay Jewelry also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes. An additional change in ownership within the meaning of Section 382 of the Code occurred as a result of the 1997 Offering. However, there were no additional restrictions upon Finlay Jewelry's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of January 30, 1999. Management determined at January 30, 1999, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 1998 of an ITC carryover.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay Jewelry has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of two years and has a remaining aggregate minimum value of approximately $1.5 million as of January 30, 1999.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. During 1998, dividends of $7,118,000 were declared and $3,506,000 was distributed to the Holding Company. During 1997, dividends of $1,712,000 were declared. During 1996, dividends of $1,636,000 were declared and $818,000 was distributed to the Holding Company.

     The Company's concentration of credit risk consists principally of accounts receivable. Approximately 75%, 72% and 68% of Finlay's domestic sales in 1996, 1997 and 1998 respectively, were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores, of which 51%, 49% and 47% represented Finlay's domestic sales in May in the respective years. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1996, 1997 and 1998 (dollars in thousands, except per share data):

                                                                        Year Ended February 1, 1997
                                                      ----------------------------------------------------------
                                                         First          Second          Third          Fourth
                                                        Quarter         Quarter        Quarter         Quarter
                                                      -----------     -----------    -----------     -----------
  Sales..........................................     $  130,719      $  137,188     $  136,140      $  281,227
  Gross margin...................................         66,681          71,343         70,360         146,590
  Net income (loss)..............................         (2,929)            (15)        (1,091)         21,997


                                                                        Year Ended January 31, 1998
                                                      ----------------------------------------------------------
                                                         First          Second          Third          Fourth
                                                        Quarter         Quarter        Quarter         Quarter
                                                      -----------     -----------    -----------     -----------
  Sales..........................................     $  134,592      $  148,060     $  148,770      $  338,440
  Gross margin...................................         68,870          75,948         77,107         176,852
  Net income (loss)..............................         (2,599)            351         (2,549)         25,718

                                                                        Year Ended January 30, 1999
                                                      ----------------------------------------------------------
                                                         First          Second          Third          Fourth
                                                        Quarter        Quarter(a)      Quarter         Quarter
                                                      -----------     -----------    -----------     -----------
  Sales..........................................     $  160,992      $  177,366     $  165,894      $  359,176
  Gross margin...................................         82,888          90,057         84,687         184,346
  Net income (loss)..............................         (2,574)         (5,093)        (2,655)         27,519

____________________________
(a) The second quarter of 1998 includes $417,000 of nonrecurring interest expense associated with the refinancing of the Old Notes and an extraordinary charge, net of tax, of $4,755,000 in conjunction with the repayment of the Old Notes.

NOTE 11--ACQUISITION

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of leased departments, for approximately $63.0 million, which includes approximately $4.9 million for the purchase of additional inventory acquired in March 1998 and the reimbursement of certain expenses incurred by the Zale Corporation. By acquiring Diamond Park, Finlay added 139 departments and also added new host store relationships with Marshall Field's, Parisian and Dillard's, formerly the Mercantile Stores. Finlay financed the acquisition of Diamond Park (the "Diamond Park Acquisition") with borrowings under the Revolving Credit Agreement.

     The Diamond Park Acquisition has been accounted for as a purchase, and, accordingly, the operating results of the former Diamond Park departments have been included in Finlay Jewelry's consolidated financial statements since the date of the acquisition. Finlay Jewelry has recorded goodwill of approximately $12.4 million.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-ACQUISITION (continued)

     The purchase price allocation as of January 30, 1999 is as follows:

  Payment for purchase of Diamond Park assets....................                    $  62,481
    Inventory....................................................     $  47,112
       Fixed assets..............................................         4,443
       Prepaid and other assets..................................           900
       Acquisition and integration costs.........................        (1,520)
       Other.....................................................          (836)
                                                                      ----------
  Fair value of assets acquired and costs incurred...............                       50,099
                                                                                     ----------
  Goodwill.......................................................                    $  12,382
                                                                                     ==========

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

                                                                            (Unaudited)
                                                                             Year Ended
                                                                    -----------------------------
                                                                     February 1,     January 31,
                                                                       1997             1998
                                                                    ------------    ------------
  Sales ......................................................      $   778,145     $   822,820
  Net income (loss)...........................................      $    18,961     $    19,654