Form 10-Q
period 1999-05-01
FINLAY FINE JEWELRY CORP
filed 1999-06-14
CIK 898684

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      May 1, 1999

                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             -------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X * No ____

As of June 11, 1999, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware Corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 1, 1999

                                      INDEX



                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks ended May 2, 1998 and May 1, 1999.....................................1

         Consolidated Balance Sheets as of January 30, 1999 and
         May 1, 1999...........................................................2

         Consolidated Statements of Changes in Stockholder's Equity for the
         year ended January 30, 1999 and thirteen weeks ended May 1, 1999......3

         Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 1998 and May 1, 1999.....................................4

         Notes to Consolidated Financial Statements............................5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........15


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                                      Thirteen Weeks Ended
                                                                                --------------------------------

                                                                                    May 2,             May 1,
                                                                                     1998               1999
                                                                                -------------      -------------

Sales....................................................................       $   160,992        $   168,379
Cost of sales............................................................            78,104             81,919
                                                                                -------------      -------------
    Gross margin.........................................................            82,888             86,460
Selling, general and administrative expenses.............................            76,925             79,683
Depreciation and amortization............................................             3,794              4,200
                                                                                -------------      -------------
    Income (loss) from operations........................................             2,169              2,577
Interest expense, net....................................................             6,313              5,272
                                                                                -------------      -------------
    Income (loss) before income taxes....................................            (4,144)            (2,695)
Provision (benefit) for income taxes.....................................            (1,570)              (848)
                                                                                -------------      -------------
    Net income (loss)....................................................       $    (2,574)       $    (1,847)
                                                                                =============      =============














     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                                        (unaudited)
                                                                                      January 30,          May 1,
                                                                                         1999              1999
                                                                                     -------------     -------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    16,631       $     3,390
  Accounts receivable - department stores......................................           19,147            38,072
  Other receivables............................................................           23,349            22,700
  Merchandise inventories......................................................          295,265           303,259
  Prepaid expenses and other...................................................            2,367             3,437
                                                                                     -------------     -------------
     Total current assets......................................................          356,759           370,858
                                                                                     -------------     -------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          106,735           109,567
  Less - accumulated depreciation and amortization.............................           36,620            39,078
                                                                                     -------------     -------------
     Fixed assets, net.........................................................           70,115            70,489
                                                                                     -------------     -------------
Deferred charges and other assets..............................................           13,982            15,703
Goodwill.......................................................................          100,547            99,603
                                                                                     -------------     -------------
     Total assets..............................................................      $   541,403       $   556,653
                                                                                     =============     =============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable................................................................      $      -          $    79,285
  Accounts payable - trade.....................................................          160,424            93,064
  Accrued liabilities
     Accrued salaries and benefits.............................................           15,760            14,437
     Accrued miscellaneous taxes...............................................            4,704             5,016
     Accrued insurance.........................................................              755             1,837
     Accrued interest..........................................................            3,448             6,787
     Accrued management transition and consulting..............................              676               561
     Other.....................................................................           14,644            15,898
  Income taxes payable.........................................................           23,991            27,512
  Deferred income taxes........................................................            2,166             2,173
  Due to parent................................................................            3,468             5,339
                                                                                     -------------     -------------
     Total current liabilities.................................................          230,036           251,909
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................            9,284             9,623
                                                                                     -------------     -------------
     Total liabilities.........................................................          389,320           411,532
                                                                                     -------------     -------------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................            -                  -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................           73,897            69,823
  Foreign currency translation adjustment......................................           (4,789)           (7,677)
                                                                                     -------------     -------------
     Total stockholder's equity................................................          152,083           145,121
                                                                                     -------------     -------------
     Total liabilities and stockholder's equity................................      $   541,403       $   556,653
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)





                                             Common Stock                                  Foreign
                                         ------------------    Additional                  Currency        Total
                                           Number               Paid-in      Retained    Translation   Stockholder's   Comprehensive
                                         of shares   Amount     Capital      Earnings     Adjustment       Equity          Income
                                         ---------- -------   -----------   ----------   ------------  --------------  -------------
Balance, January 31, 1998............       1,000   $  -      $   44,851    $  63,818    $   (6,843)   $    101,826
  Net income (loss)..................        -         -           -           17,197         -              17,197    $    17,197
  Capital contribution from parent...        -         -          38,124        -             -              38,124
  Foreign currency translation
     adjustment......................        -         -           -            -             2,054           2,054          2,054
                                                                                                                       -------------
  Comprehensive income (loss)........        -         -           -            -             -               -        $    19,251
  Dividends on Common Stock..........        -         -           -           (7,118)        -              (7,118)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 30, 1999............       1,000      -          82,975       73,897        (4,789)        152,083
  Net income (loss)..................        -         -           -           (1,847)        -              (1,847)   $    (1,847)
  Foreign currency translation
     adjustment......................        -         -           -            -            (2,888)         (2,888)        (2,888)
                                                                                                                       -------------
  Comprehensive income (loss)........        -         -           -            -             -               -        $    (4,735)
  Dividends on Common Stock..........        -         -           -           (2,227)        -              (2,227)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, May 1, 1999 (unaudited).....       1,000   $  -      $   82,975    $  69,823    $   (7,677)    $   145,121
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Thirteen Weeks Ended
                                                                                       -------------------------------
                                                                                           May 2,            May 1,
                                                                                           1998              1999
                                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................      $    (2,574)      $    (1,847)
  Adjustments to reconcile net income (loss) to net used in
     operating activities:
  Depreciation and amortization..................................................            4,064             4,453
  Other, net.....................................................................              319               550
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................          (23,994)          (18,587)
     Increase in merchandise inventories.........................................           20,023            (9,962)
     Increase in prepaid expenses and other......................................           (2,638)           (1,112)
     Decrease in accounts payable and accrued liabilities........................          (81,084)          (59,371)
     Increase in due to parent...................................................            -                  (355)
                                                                                       -------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (125,930)          (86,231)
                                                                                       -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (3,457)           (3,877)
  Deferred charges and other.....................................................           (1,246)           (2,281)
                                                                                       -------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (4,703)           (6,158)
                                                                                       -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          208,417           185,976
  Principal payments on revolving credit facility................................         (208,417)         (106,691)
  Proceeds from senior note offering.............................................          150,000             -
  Capitalized financing costs....................................................           (3,746)            -
                                                                                       -------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          146,254            79,285
                                                                                       -------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................               22              (137)
                                                                                       -------------     -------------
        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS............................................................           15,643           (13,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           12,655            16,631
                                                                                       -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $   28,298       $     3,390
                                                                                       =============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    9,568       $     1,680
  Income taxes paid..............................................................              912            (3,290)



     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 1, 1999, and the results of operations and cash flows for the thirteen weeks ended May 2, 1998 and May 1, 1999. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 30, 1999 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended January 30, 1999 ("Form 10-K") previously filed with the Commission.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1996, 1997, 1998 and 1999 relate to the fiscal years ending February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Each of the fiscal years includes fifty-two weeks.

     In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. As such, Finlay is required to capitalize software purchased from third party software vendors, external consulting costs incurred in the development and enhancement of management information systems and certain internal payroll costs for employees directly associated with the development of software. The Company has adopted this statement in 1999, and does not expect it to have a material impact on its consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail industry. Approximately 68% of Finlay's domestic sales in 1998 were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Departments Stores, of which 47% represents Finlay's domestic sales in May.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                               (unaudited)
                                                                            January 30,          May 1,
                                                                               1999               1999
                                                                          -------------       -------------
                                                                                    (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................     $    300,777        $    308,862
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................           5,512                5,603
                                                                          -------------       -------------
                                                                          $    295,265        $    303,259
                                                                          =============       =============

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended May 2, 1998 and May 1, 1999 by $93,000 and $92,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately  $283,793,000 and $305,015,000 at January 30, 1999 and May 1,
1999, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 1, 1999, amounts outstanding under the Gold Consignment Agreement totaled 91,202 fine troy ounces, valued at approximately $26.1 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At May 2, 1998 and May 1, 1999, the gain/loss on open futures contracts was not material. Finlay Jewelry did not have any open positions in futures contracts for gold at January 30, 1999 or May 1, 1999.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                           Thirteen Weeks Ended
                                      ------------------------------
                                          May 2,           May 1,
                                           1998             1999
                                      -------------    -------------
                                              (in thousands)

      Minimum fees..............      $      4,568     $      4,163
      Contingent fees...........            21,398           23,433
                                      -------------    -------------
        Total...................      $     25,966     $     27,596
                                      =============    =============

NOTE 5 - 1998 TRANSACTIONS

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes'),
respectively. In addition, on April 24, 1998, Finlay's revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - 1998 TRANSACTIONS (continued)

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10-5/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $8.0 million, including $5.4 million for redemption premiums and $2.0 million to write off deferred financing costs associated with the Old Notes.

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                   May 2,           May 1,
                                                                    1998             1999
                                                                 ------------     ------------
Sales......................................................          100.0%           100.0%
Cost of sales..............................................           48.5             48.7
                                                                 ------------     ------------
    Gross margin...........................................           51.5             51.3
Selling, general and administrative expenses...............           47.8             47.3
Depreciation and amortization..............................            2.4              2.5
                                                                 ------------     ------------
    Income (loss) from operations..........................            1.3              1.5
Interest expense, net......................................            3.9              3.1
                                                                 ------------     ------------
    Income (loss) before income taxes .....................           (2.6)            (1.6)
Provision (benefit) for income taxes.......................           (1.0)            (0.5)
                                                                 ------------     ------------
    Net income (loss)......................................           (1.6)%           (1.1)%
                                                                 ============     ============

Thirteen Weeks Ended May 1, 1999 Compared with Thirteen Weeks Ended May 2, 1998

     Sales. Sales for the thirteen weeks ended May 1, 1999 increased $7.4 million, or 4.6%, over the comparable period in 1998. Consolidated comparable department sales (departments open for the same months during comparable periods) increased 6.8% and domestic comparable department sales increased 8.9%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning its departments as a "destination location" for fine jewelry; and (iv) continuing project PRISM (Promptly Reduce inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. Sales decreased by $3.6 million as a result of the net effect of new store openings offset by store closings, particularly relating to Dillard's purchase of the Mercantile Stores and the change to an everyday low price strategy, as well as the timing of such department openings and closings.

     In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through May 1, 1999 and is expected to continue at least through the third quarter of 1999.

     During the thirteen weeks ended May 1, 1999, Finlay opened 23 departments and closed 38 departments. The openings were all within existing store groups. The closings included 14 departments in Crowley's and Steinbach due to the bankruptcy of the host store and 11 smaller volume departments in Monoprix in France, with the remaining 13 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $3.6 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%, which is primarily attributed to a decrease in purchase discounts and a softening of margins in France. The higher purchase discounts in 1998 was a result of the temporary excess funds from the Refinancing.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $2.8 million, or 3.6%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's domestic sales and expenses relating to Finlay's year 2000 remediation project, which totaled approximately $0.5 million. SG&A as a percentage of sales decreased by 0.5% as a result of the leveraging of these expenses offset by the negative impact on SG&A as a result of the slowdown of sales in France.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.0 million reflecting a lower weighted average interest rate (8.1% for the 1999 period compared to 9.5% for the comparable period in 1998) relating to the lower interest rates on the Senior Notes as compared to the Old Notes, as well as a decrease in average borrowings ($230.0 million for the period in 1999 compared to $237.0 million for the comparable period in 1998).

     Provision (benefit) for income taxes. The income tax provision for the 1999 and 1998 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $1.8 million for the 1999 period was $0.8 million lower than the net loss of $2.6 million for the comparable period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended May 2, 1998 and May 1, 1999, capital expenditures totaled $3.5 million and $3.9 million, respectively. For 1998, capital expenditures totaled $14.9 million and for 1999 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $119.0 million at May 1, 1999, a decrease of $7.8 million from January 30, 1999. The decrease resulted primarily from the impact of the interim net loss exclusive of depreciation and amortization, capital expenditures, an increase in deferred charges and the movement in the foreign exchange rate with France. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 1, 1999 were $79.3 million, compared to a zero balance at January 30, 1999 and May 2, 1998. There were no borrowings at May 2, 1998 due to the temporary paydown of the Revolving Credit Facility with the excess funds from the Refinancing, as a result of certain call requirements on the Old Debentures and the Old Notes. The average amounts outstanding under the Revolving Credit Agreement were $90.3 million and $80.0 million for the thirteen weeks ended May 2, 1998 and May 1, 1999, respectively. The maximum amount outstanding for the thirteen weeks ended May 1, 1999 was $103.5 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1998, Finlay had an average balance of consignment merchandise of $268.5 million from approximately 300 vendors as compared to an average balance of $216.5 million in 1997. As of May 1, 1999, $305.0 million of consignment merchandise was on hand as compared to $283.8 million at January 30, 1999 and $245.9 million at May 2, 1998.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 1, 1999, Finlay's outstanding borrowings were $229.3 million, which included a $150.0 million balance under the Senior Notes and a $79.3 million balance under the Revolving Credit Facility. On May 26, 1998, Finlay redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the 1998 Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Notes, Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax nonrecurring charge of approximately $8.0 million, including $5.4 million for redemption premiums and $2.0 million to write off deferred financing costs associated with the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold

Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 1, 1999, amounts outstanding under the Gold Consignment Agreement totaled 91,202 fine troy ounces, valued at approximately $26.1 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     During 1998, Finlay began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed in mid-2000. The cost associated with these projects is estimated to be $11.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $3.0 million for hardware and related equipment, to be included as a component of Finlay Jewelry's capital expenditures and reflected in Fixed assets. At May 1, 1999, a total of approximately $5.1 million has been expended and included in Deferred charges and other assets.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss ("NOLs") carryforwards after an ownership change exceeding 50%. As a result certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1998 (Finlay Jewelry's tax year end), a NOL for tax purposes of approximately $11.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of January 30, 1999.

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

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $9.6 million and $1.7 million for the thirteen weeks ended May 2, 1998 and May 1, 1999, respectively. As a result of the closing date for the first quarter of 1999 under the retail calendar, the semiannual interest payment with respect to the Senior Notes was not paid until the second quarter, whereas the first quarter of 1998 included the interest payment.

Year 2000

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

     A comprehensive plan is being executed to ensure that all systems critical to the operation of Finlay are year 2000 compliant. The plan is structured into five primary phases: identification, assessment, remediation, testing and implementation. Finlay has completed the identification and assessment phases of all critical components and has substantially completed the remediation phase. Finlay expects that the testing and implementation phases of all internal systems, including its non-information technology systems, will be completed by the end of August 1999.

     Finlay is using, and will continue to use, a combination of internal and external resources to execute its year 2000 project plan. Finlay has estimated that the costs related to its year 2000 efforts will total approximately $4.0 million, of which a total of approximately $2.4 million has been spent through May 1, 1999 ($1.9 million in fiscal 1998 and $0.5 million in the first quarter of fiscal 1999). Finlay will incur the balance of these costs during 1999 and will fund such costs through operating cash flows.

     During 1998, Finlay began formal communications with all of its host stores, vendors and other third parties in an effort to determine the extent to which Finlay may be vulnerable to the failure of their systems and to obtain year 2000 compliance certification. To date, none of the third parties that have responded have raised any year 2000 issues which Finlay believes would have a material adverse effect on Finlay. Finlay has continued this communication process during 1999.

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

     Management recognizes the importance of developing a contingency plan in the event of a year 2000 failure, the development of which is in progress and is expected to be completed by the end of the third quarter of 1999. Finlay is currently gathering data in an effort to assess the potential effects on its mission critical functions of a failure of its year 2000 plan to be fully effective and, to the extent deemed appropriate, to address such effects. In addition, progress reports on the year 2000 project are presented regularly to senior management and Finlay's Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk primarily through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, and as such, there was no material market risk exposure to Finlay Jewelry's financial position, results of operations or cash flows as of January 30, 1999 or May 1, 1999.

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




Date: June 11, 1999                    FINLAY FINE JEWELRY CORPORATION

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