Form 10-Q
period 1999-07-31
FINLAY FINE JEWELRY CORP
filed 1999-09-14
CIK 898684

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      July 31, 1999

                                                        or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                                     Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           3-3287757
 --------------------------------                         --------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)



          529 Fifth Avenue New York, NY                10017
   -----------------------------------------        ----------
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

                      Yes   X *                  No
                           ----                     ----

As of September 10, 1999, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 31, 1999

                                      INDEX



                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 1, 1998 and July 31, 1999..............1

          Consolidated Balance Sheets as of January 30, 1999 and
          July 31, 1999........................................................3

          Consolidated Statements of Changes in Stockholder's Equity for the year ended January 30, 1999 and twenty-six weeks ended
          July 31, 1999........................................................4

          Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended August 1, 1998 and July 31, 1999..............5

          Notes to Consolidated Financial Statements...........................7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........18


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................19

SIGNATURES....................................................................20

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                                      Thirteen Weeks Ended
                                                                               ----------------------------------

                                                                                  August 1,             July 31,
                                                                                    1998                 1999
                                                                               --------------      --------------

Sales....................................................................      $    177,366        $    183,367
Cost of sales............................................................            87,309              90,438
                                                                               --------------      --------------
    Gross margin.........................................................            90,057              92,929
Selling, general and administrative expenses.............................            79,815              81,556
Depreciation and amortization............................................             3,907               4,276
                                                                               --------------      --------------
    Income (loss) from operations........................................             6,335               7,097
Interest expense, net....................................................             6,288               5,692
Nonrecurring interest associated with refinancing........................               417              -
                                                                               --------------      --------------
    Income (loss) before income taxes and extraordinary charges..........              (370)              1,405
Provision (benefit) for income taxes.....................................               (32)                810
                                                                               --------------      --------------
    Income (loss) before extraordinary charges...........................              (338)                595
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $3,236................................             4,755              -
                                                                               --------------      --------------
    Net income (loss)....................................................      $     (5,093)       $        595
                                                                               ==============      ==============















     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                                     Twenty-Six Weeks Ended
                                                                               ----------------------------------

                                                                                  August 1,             July 31,
                                                                                    1998                 1999
                                                                               --------------      --------------

Sales....................................................................      $    338,358        $    351,746
Cost of sales............................................................           165,413             172,357
                                                                               --------------      --------------
    Gross margin.........................................................           172,945             179,389
Selling, general and administrative expenses.............................           156,740             161,239
Depreciation and amortization............................................             7,701               8,476
                                                                               --------------      --------------
    Income (loss) from operations........................................             8,504               9,674
Interest expense, net....................................................            12,601              10,964
Nonrecurring interest associated with refinancing........................               417              -
                                                                               --------------      --------------
    Income (loss) before income taxes and extraordinary charges..........            (4,514)             (1,290)
Provision (benefit) for income taxes.....................................            (1,602)                (38)
                                                                               --------------      --------------
    Income (loss) before extraordinary charges...........................            (2,912)             (1,252)
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $3,236................................             4,755              -
                                                                               --------------      --------------
    Net income (loss)....................................................      $     (7,667)       $     (1,252)
                                                                               ==============      ==============






     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                                        (unaudited)
                                                                                     January 30,         July 31,
                                                                                         1999              1999
                                                                                     -------------     -------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    16,631       $     4,412
  Accounts receivable - department stores......................................           19,147            41,534
  Other receivables............................................................           23,349            23,071
  Merchandise inventories......................................................          295,265           293,041
  Prepaid expenses and other...................................................            2,367             3,661
                                                                                     -------------     -------------
     Total current assets......................................................          356,759           365,719
                                                                                     -------------     -------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          106,735           113,661
  Less - accumulated depreciation and amortization.............................           36,620            41,962
                                                                                     -------------     -------------
     Fixed assets, net.........................................................           70,115            71,699
                                                                                     -------------     -------------
Deferred charges and other assets..............................................           13,982            17,855
Goodwill.......................................................................          100,547            98,672
                                                                                     -------------     -------------
     Total assets..............................................................      $   541,403       $   553,945
                                                                                     =============     =============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable................................................................      $      -          $   112,937
  Accounts payable - trade.....................................................          160,424            61,919
  Accrued liabilities
     Accrued salaries and benefits.............................................           15,760            15,505
     Accrued miscellaneous taxes...............................................            4,704             4,887
     Accrued insurance.........................................................              755             1,658
     Accrued interest..........................................................            3,448             3,693
     Accrued management transition and consulting..............................              676               498
     Other.....................................................................           14,644            17,282
  Income taxes payable.........................................................           23,991            25,444
  Deferred income taxes........................................................            2,166             2,117
  Due to parent................................................................            3,468             4,236
                                                                                     -------------     -------------
     Total current liabilities.................................................          230,036           250,176
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................            9,284             9,960
                                                                                     -------------     -------------
     Total liabilities.........................................................          389,320           410,136
                                                                                     -------------     -------------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................           -                  -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................           73,897            68,192
  Foreign currency translation adjustment......................................           (4,789)           (7,358)
                                                                                     -------------     -------------
     Total stockholder's equity................................................          152,083           143,809
                                                                                     -------------     -------------
     Total liabilities and stockholder's equity................................      $   541,403       $   553,945
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)




                                             Common Stock                                  Foreign
                                         ------------------    Additional                  Currency        Total
                                           Number               Paid-in      Retained    Translation   Stockholder's   Comprehensive
                                         of shares   Amount     Capital      Earnings     Adjustment       Equity          Income
                                         ---------- -------   -----------   ----------   ------------  --------------  -------------
Balance, January 31, 1998.........          1,000   $  -      $   44,851    $  63,818    $   (6,843)   $    101,826
  Net income (loss)...............           -         -           -           17,197         -              17,197    $    17,197
  Capital contribution from parent           -         -          38,124        -             -              38,124
  Foreign currency translation
     adjustment...................           -         -           -            -             2,054           2,054          2,054
                                                                                                                       -------------
  Comprehensive income (loss).....           -         -           -            -             -               -        $    19,251
  Dividends on Common Stock.......           -         -           -           (7,118)        -              (7,118)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 30, 1999.........          1,000      -          82,975       73,897        (4,789)        152,083
  Net income (loss)...............           -         -           -           (1,252)        -              (1,252)   $    (1,252)
  Foreign currency translation
     adjustment...................           -         -           -            -            (2,569)         (2,569)        (2,569)
                                                                                                                       -------------
  Comprehensive income (loss).....           -         -           -            -             -               -        $    (3,821)
  Dividends on Common Stock.......           -         -           -           (4,453)        -              (4,453)   =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, July 31, 1999 (unaudited)          1,000   $  -      $   82,975    $  68,192    $   (7,358)   $    143,809
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                            Thirteen Weeks Ended
                                                                                        -----------------------------
                                                                                          August 1,         July 31,
                                                                                            1998              1999
                                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (5,093)      $      595
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            4,171            4,524
  Write-off of deferred financing costs..........................................            2,023           -
  Redemption premium.............................................................            5,378           -
  Other, net.....................................................................             (120)             396
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (3,735)          (3,803)
     (Increase) decrease in merchandise inventories..............................           (6,801)          10,469
     (Increase) decrease in prepaid expenses and other...........................              762             (201)
     Decrease in accounts payable and accrued liabilities........................           (3,915)         (34,361)
     Decrease in due to parent...................................................          (40,357)          (3,327)
                                                                                        ------------     ------------
        NET CASH USED IN OPERATING ACTIVITIES....................................          (47,687)         (25,708)
                                                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (3,721)          (4,038)
  Deferred charges and other, net................................................             (958)          (2,932)
                                                                                        ------------     ------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (4,679)          (6,970)
                                                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          295,125          169,030
  Principal payments on revolving credit facility................................         (166,430)        (135,378)
  Prepayment of Old Notes........................................................         (135,000)          -
  Payment of redemption premium..................................................           (5,378)          -
  Capital contribution from parent...............................................           38,124           -
  Capitalized financing costs....................................................             (337)          -
  Other, net.....................................................................              (97)          -
                                                                                        ------------     ------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           26,007           33,652
                                                                                        ------------     ------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................             (171)              48
                                                                                        ------------     ------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................          (26,530)           1,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           28,298            3,390
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    1,768       $    4,412
                                                                                        ============     ============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    2,981       $    8,540
  Income taxes paid..............................................................              183            2,723



     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Twenty-Six Weeks Ended
                                                                                        -----------------------------
                                                                                         August 1,         July 31,
                                                                                           1998              1999
                                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (7,667)      $   (1,252)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            8,235            8,977
  Write-off of deferred financing costs..........................................            2,023           -
  Redemption premium.............................................................            5,378           -
  Other, net.....................................................................              199              946
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................          (27,729)         (22,390)
     (Increase) decrease in merchandise inventories..............................          (26,824)             507
     Increase in prepaid expenses and other......................................           (1,876)          (1,313)
     Decrease in accounts payable and accrued liabilities........................          (84,999)         (93,732)
     Decrease in due to parent...................................................          (40,357)          (3,682)
                                                                                        ------------     ------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (173,617)        (111,939)
                                                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (7,178)          (7,915)
  Deferred charges and other, net................................................           (2,204)          (5,213)
                                                                                        ------------     ------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (9,382)         (13,128)
                                                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          503,542          355,006
  Principal payments on revolving credit facility................................         (374,847)        (242,069)
  Prepayment of Old Notes........................................................         (135,000)          -
  Payment of redemption premium..................................................           (5,378)          -
  Capital contribution from parent...............................................           38,124           -
  Proceeds from senior note offering.............................................          150,000           -
  Capitalized financing costs....................................................           (4,083)          -
  Other, net.....................................................................              (97)          -
                                                                                        ------------     ------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          172,261          112,937
                                                                                        ------------     ------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................             (149)             (89)
                                                                                        ------------     ------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (10,887)         (12,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           12,655           16,631
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    1,768       $    4,412
                                                                                        ============     ============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   12,549       $   10,220
  Income taxes paid..............................................................            1,095             (567)


     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of July 31, 1999, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 1, 1998 and July 31, 1999. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 30, 1999 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999 ("Form 10-K") previously filed with the Commission.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1996, 1997, 1998 and 1999 relate to the fiscal years ending February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Each of the fiscal years includes fifty-two weeks.

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In Finlay's case, the only nonowner change in equity relates to the foreign currency translation adjustment.

Comprehensive income (loss) is as follows (in thousands):

                                                                Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                             ----------------------------     ------------------------------
                                                              August 1,       July 31,         August 1,         July 31,
                                                                1998            1999              1998             1999
                                                             ------------    ------------     -------------    -------------
Net income (loss).......................................     $   (5,093)     $      595       $    (7,667)     $    (1,252)
Foreign currency translation adjustment.................           (587)            319               358           (2,569)
                                                             ------------    ------------     -------------    -------------
Comprehensive income (loss).............................     $   (5,680)     $      914       $    (7,309)     $    (3,821)
                                                             ============    ============     =============    =============

     In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. As such, Finlay is required to capitalize software purchased from third party software vendors, external consulting costs incurred in the development and enhancement of management information systems and certain internal payroll costs for employees directly associated with the development of software. Finlay has adopted this statement in 1999, and does not expect it to have a material impact on its consolidated financial statements.

                      FINLAY FINE JEWELRY CORPORATION NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail industry. Approximately 47% of Finlay's domestic sales in 1998 were from operations in The May Department Stores Company and 21% in departments operated in store groups owned by Federated Department Stores.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                 (unaudited)
                                                                            January 30,            July 31,
                                                                               1999                  1999
                                                                          --------------       --------------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................     $    300,777         $    298,742
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................            5,512                5,701
                                                                          --------------       --------------
                                                                          $    295,265         $    293,041
                                                                          ==============       ==============

     The LIFO method had the effect of decreasing the loss before income taxes for the thirteen weeks and twenty-six weeks ended August 1, 1998 by $439,000 and $346,000, respectively. The effect of applying the LIFO method for the thirteen weeks and twenty-six weeks ended July 31, 1999 was to increase the loss before income taxes by $98,000 and $191,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $283,793,000 and $308,353,000 at January 30, 1999 and July 31, 1999, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At July 31, 1999, amounts outstanding under the Gold Consignment Agreement totaled 77,049 fine troy ounces, valued at approximately $19.7 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. Finlay Jewelry did not have any open positions in futures contracts for gold at January 30, 1999 or July 31, 1999.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                   --------------------------------     --------------------------------
                                     August 1,         July 31,           August 1,          July 31,
                                        1998             1999               1998               1999
                                   --------------    --------------     --------------    --------------
                                                              (in thousands)
     Minimum fees..............    $      5,088      $      4,475       $      9,656      $      8,638
     Contingent fees...........          23,853            25,576             45,251            49,009
                                   --------------    --------------     --------------    --------------
       Total...................    $     28,941      $     30,051       $     54,907      $     57,647
                                   ==============    ==============     ==============    ==============


                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - 1998 TRANSACTIONS

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, Finlay"s revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

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

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                                    Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                 ----------------------------     -----------------------------
                                                                 August 1,         July 31,       August 1,          July 31,
                                                                    1998             1999            1998              1999
                                                                 -----------      -----------     -----------       -----------
Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         49.2             49.3            48.9              49.0
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         50.8             50.7            51.1              51.0
Selling, general and administrative expenses...............         45.0             44.5            46.3              45.8
Depreciation and amortization..............................          2.2              2.3             2.3               2.4
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................          3.6              3.9             2.5               2.8
Interest expense, net......................................          3.6              3.1             3.7               3.1
Nonrecurring interest associated with refinancing..........          0.2              -               0.1               -
                                                                 -----------      -----------     -----------       -----------
    Income (loss) before income taxes and
      Extraordinary charges................................         (0.2)             0.8            (1.3)             (0.3)
Provision (benefit) for income taxes.......................          -                0.5            (0.5)              -
                                                                 -----------      -----------     -----------       -----------
    Income (loss) before extraordinary charges.............         (0.2)             0.3            (0.8)             (0.3)
Extraordinary charges from early extinguishment
      Of debt, net of income tax benefit...................          2.7              -               1.4               -
                                                                 -----------      -----------     -----------       -----------
    Net income (loss)......................................         (2.9)%            0.3%           (2.2)%            (0.3)%
                                                                 ===========      ===========     ===========       ===========

Thirteen Weeks Ended July 31, 1999 Compared with Thirteen Weeks Ended August 1, 1998

     Sales. Sales for the thirteen weeks ended July 31, 1999 increased $6.0 million, or 3.4%, over the comparable period in 1998. Consolidated comparable department sales (departments open for the same months during comparable periods) increased 6.4% and domestic comparable department sales increased 9.5%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning its departments as a "destination location" for fine jewelry; and (iv) continuing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. Total consolidated sales were negatively impacted by $5.4 million primarily relating to Dillard's purchase of the Mercantile Stores and the change to an everyday low price strategy as well as the net effect of new store openings offset by store closings.

     In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. The adverse impact of such change continued through July 31, 1999 and is expected to continue at least through the third quarter of 1999. Finlay is presently exploring various alternatives to address this continuing adverse impact.

     During the thirteen weeks ended July 31, 1999, Finlay opened four departments and closed six departments. The openings were all within existing store groups, with the exception of one department in Herberger's, a division of Saks Incorporated. The closings were within existing store groups.

     Gross margin. Gross margin for the period increased by $2.9 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.1%. Gross margin for the Company's domestic operations improved over the prior year but was offset by the effect of the LIFO adjustment. For the thirteen weeks ended July 31, 1999, there was a LIFO charge of $0.1 million as compared to a LIFO benefit of $0.4 million in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $1.7 million, or 2.2%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's domestic sales as well as expenses relating to Finlay's year 2000 remediation project, which totaled approximately $1.2 million in the current quarter. There were no charges relating to the year 2000 remediation project in the prior year. SG&A as a percentage of sales decreased by 0.5% as a result of the leveraging of these expenses and lower advertising expenditures, net of increased vendor participation. The slowdown of sales in France had a negative impact on SG&A as a percentage of sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.6 million primarily due to a decrease in average borrowings ($264.0 million for the period in 1999 compared to $304.0 million for the comparable period in 1998) as well as a lower weighted average interest rate (7.7% for the 1999 period compared to 8.0% for the comparable period in 1998). The 1998 average borrowings were adjusted to exclude the timing impact of the call requirements on the Old Notes, discussed below.

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in the second quarter of 1998, Finlay was required to maintain as outstanding both Senior Notes issued on April 24, 1998 as well as the Old Notes retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on Finaly's revolving credit facility and interest income on excess cash balances, was an increase to interest expense of $0.4 million.

     Provision (benefit) for income taxes. The income tax provision for the 1999 and 1998 periods reflects an effective tax rate of 40.5%.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Notes, Finlay Jewelry recorded a pre-tax extraordinary charge of $8.0 million in the second quarter of 1998, including $5.4 million for the redemption premium on the Old Notes and approximately $2.0 million to write off deferred financing costs associated with the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

     Net income (loss). The net income of $0.6 million for the 1999 period was $5.7 million higher than the net loss of $5.1 million for the comparable period as a result of the factors discussed above.

Excluding the extraordinary charge in 1998, the net income for 1999 was $0.9 million higher than the prior year.

Twenty-Six Weeks Ended July 31, 1999 Compared with Twenty-Six Weeks Ended August 1, 1998

     Sales. Sales for the twenty-six weeks ended July 31, 1999 increased $13.4 million, or 4.0%, over the comparable period in 1998. Consolidated comparable department sales increased 6.6% and domestic comparable department sales increased 9.2%. Management attributes this increase in the comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Total consolidated sales were negatively impacted by $8.9 million primarily relating to Dillard's purchase of the Mercantile Stores and the change to an everyday low price strategy as well as the net effect of new store openings offset by store closings. The adverse impact of Sonab's change to an everyday low price strategy continued through July 31, 1999 and is expected to continue at least through the third quarter of 1999. Finlay is presently exploring various alternatives to address this continuing adverse impact.

     During the twenty-six weeks ended July 31, 1999, Finlay opened 27 departments and closed 44 departments. The openings were all within existing store groups, with the exception of one department in Herberger's, a division of Saks Incorporated. The closings included 14 departments in Crowley's and Steinbach due to the bankruptcy of the host store and 13 smaller volume departments in Monoprix in France, with the remaining 17 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $6.4 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.1%. For the twenty-six weeks ended July 31, 1999, there was a LIFO charge of $0.2 million as compared to a LIFO benefit of $0.3 million in the prior year.

     Selling, general and administrative expenses. SG&A increased $4.5 million, or 2.8%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's domestic sales as well as expenses relating to Finlay's year 2000 remediation project, which totaled approximately $1.7 million in 1999. There were no charges relating to the year 2000 remediation project in the prior year. SG&A as a percentage of sales decreased by 0.5% as a result of the leveraging of these expenses and lower advertising expenditures, net of increased vendor participation. The slowdown of sales in France had a negative impact on SG&A as a percentage of sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.8 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.6 million reflecting a lower weighted average interest rate (7.9% for the 1999 period compared to 8.7% for the comparable period in 1998) relating to the lower interest rates on and the Senior Notes as compared to the Old Notes, which were outstanding for a portion of the 1998 period. In addition, there was a decrease in average borrowings ($247.0 million for the period in 1999 compared to $269.7 million for the comparable period in 1998). The 1998 average borrowings were adjusted to exclude the timing impact of the call requirements on the Old Notes, discussed above.

     Nonrecurring interest associated with refinancing. For the reasons discussed above, Finlay Jewelry incurred nonrecurring interest expense of $0.4 million, in the second quarter of 1998, relating to the net effect of carrying the Senior Notes and the Old Notes, offset by reduced interest expense on Finlay's revolving credit facility and interest income on excess cash balances.

     Provision (benefit) for income taxes. The income tax provision for the 1999 and 1998 periods reflects an effective tax rate of 40.5%.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Notes, Finlay Jewelry recorded a pre-tax extraordinary charge of $8.0 million in the second quarter of 1998, including $5.4 million for the redemption premium on the Old Notes and approximately $2.0 million to write off deferred financing costs associated with the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

     Net income (loss). The net loss of $1.3 million for the 1999 period was $6.4 million lower than the net loss of $7.7 million for the comparable period as a result of the factors discussed above. Excluding the extraordinary charge in 1998, the net loss for 1999 was $1.7 million lower than the prior year.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended August 1, 1998 and July 31, 1999, capital expenditures totaled $7.2 million and $7.9 million, respectively. For 1998, capital expenditures totaled $14.9 million and for 1999 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $115.5 million at July 31, 1999, a decrease of $11.2 million from January 30, 1999. The decrease resulted primarily from the impact of the interim net loss exclusive of depreciation and amortization, capital expenditures, an increase in deferred charges and the movement in the foreign exchange rate with France. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at July 31, 1999 were $112.9 million, compared to a zero balance at January 30, 1999 and $128.7 million at August 1, 1998. The average amounts outstanding under the Revolving Credit Agreement were $122.2 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Notes) and $97.0 million for the twenty-six weeks ended August 1, 1998 and July 31, 1999, respectively. The maximum amount outstanding for the twenty-six weeks ended July 31, 1999 was $132.6 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1998, Finlay had an average balance of consignment merchandise of $268.5 million from approximately 300 vendors as compared to an average balance of $216.5 million in 1997. As of July 31, 1999, $308.4 million of consignment merchandise was on hand as compared to $283.8 million at January 30, 1999 and $247.9 million at August 1, 1998.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of July 31, 1999, Finlay Jewelry's outstanding borrowings were $262.9 million, which included a $150.0 million balance under the Senior Notes and a $112.9 million balance under the Revolving Credit Facility.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At July 31, 1999, amounts outstanding under the Gold Consignment Agreement totaled 77,049 fine troy ounces, valued at approximately $19.7 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     During 1998, Finlay began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed in mid-2000. The cost associated with these projects is estimated to be $12.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $4.0 million for hardware and related equipment, to be included as a component of Finlay Jewelry's capital expenditures and reflected in Fixed assets. At July 31, 1999, a total of approximately $9.8 million has been expended.

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

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $12.5 million and $10.2 million for the twenty-six weeks ended August 1, 1998 and July 31, 1999, respectively.

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

     A comprehensive plan is being executed to ensure that all systems critical to the operation of Finlay are year 2000 compliant. The plan was structured into five primary phases: identification, assessment, remediation, testing and implementation. Finlay has completed the identification, assessment, remediation and testing phases of all critical components and is currently in the process of implementing all remediated applications.

     Finlay is using, and will continue to use, a combination of internal and external resources to execute its year 2000 project plan. Finlay has estimated that the costs related to its year 2000 efforts will total approximately $4.0 million, of which a total of approximately $3.6 million has been spent through July 31, 1999 ($1.9 million in fiscal 1998 and $1.7 million to date in fiscal
1999). Finlay will fund the remaining year 2000 costs through operating cash flows.

     Finlay has been formally communicating with all of its host stores, vendors and other third parties in an effort to determine the extent to which Finlay may be vulnerable to the failure of their systems and to obtain year 2000 compliance certification. To date, none of the third parties that have responded have raised any year 2000 issues which Finlay believes would have a material adverse effect on Finlay.

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

     Management recognizes the importance of developing a contingency plan in the event of a year 2000 failure. Finlay has assessed the potential effects of a year 2000 related failure and, to the extent deemed appropriate, is in the process of identifying tasks necessary to address such effects. The Company expects to complete its contingency plan by the end of the third quarter. In addition, progress reports on the year 2000 project continue to be presented regularly to senior management and Finlay's Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk primarily through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, and as such, there was no material market risk exposure to Finlay Jewelry's financial position, results of operations or cash flows as of January 30, 1999 or July 31, 1999.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

     A.    Exhibits

        2         Not applicable.

        3         Not applicable.

        4         Not applicable.

       10.1 Separation Agreement and Release dated June 6, 1999 between Barry D. Scheckner and Finlay Jewelry.

       10.2       Consulting   Agreement  dated as of July 31, 199 9 between BFM
                  Advisors LLC and Finlay Jewelry.

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




Date: September 10, 1999             FINLAY FINE JEWELRY CORPORATION

                                     By: /s/ Bruce E. Zurlnick
                                         -------------------------------------
                                         Bruce E. Zurlnick
                                         Vice President and Treasurer
                                         (As both a duly authorized officer of
                                         Registrant and as principal financial
                                         officer of Registrant)