Form 10-K
period 2000-01-29
FINLAY FINE JEWELRY CORP
filed 2000-04-28
CIK 898684

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

               For the Fiscal Year Ended  January 29, 2000

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3287757
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          529 Fifth Avenue New York, NY                10017
     ----------------------------------------       ----------
     (Address of principal executive offices)       (zip code)

                                  212-808-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X               No
                                ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of April 24, 2000, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Annual Report on Form 10-K.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

PART III
 Item 10. Directors and Executive Officers of the Registrant..................30
 Item 11. Executive Compensation..............................................34
 Item 12. Security Ownership of Certain Beneficial Owners and Management......42
 Item 13. Certain Relationships and Related Transactions......................45

PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....47

SIGNATURES ...................................................................54

                                     PART I

Item 1. Business

The Company

     Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly owned subsidiaries ("Finlay Jewelry") is a wholly owned subsidiary of Finlay Enterprises, Inc., a Delaware corporation (the "Holding Company"). References to "Finlay" mean, collectively, the Holding Company, Finlay Jewelry and all predecessor businesses. All references herein to "Departments" refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay is one of the leading retailers of fine jewelry in the United States. Finlay operates leased fine jewelry departments ("Departments") in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott and Proffitt's divisions of Saks Incorporated, Marshall Field's and Dillard's. With the recent acquisition of certain assets of Jay B. Rudolph, Inc. ("J.B. Rudolph"), Finlay also now operates Departments in Bloomingdale's, Dayton's and Hudson's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average domestic sales price of approximately $170 per item. Average domestic sales per Department were $911,000 in 1999 and the average size of a Department is approximately 700 square feet.

     Finlay's sales have increased from $654.5 million in 1995 to $913.0 million in 1999, a compound annual growth rate of 8.7%. Income from operations has increased from $49.1 million to $68.1 million in the same period (excluding the 1999 Sonab nonrecurring charge described below), a compound annual growth rate of 8.5%. Finlay has increased in size from 903 locations at the beginning of 1995 to 979 Departments and 8 stand-alone stores, for a total of 987 locations at the end of 1999.

     As of January 29, 2000, Finlay operated its 987 locations in 24 host store groups, in 44 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 406 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 155 of Federated's 403 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 48% and 22%, respectively, of Finla's domestic sales. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 88% of Finlay's domestic sales in 1999) and 15 of which have had leases with Finlay for more than ten years (representing 73% of Finlay's domestic sales in 1999).

     On April 3, 2000, Finlay completed the acquisition of certain assets of J.B. Rudolph (the "J.B. Rudolph Acquisition") for $21.1 million, subject to certain post-closing adjustments. By acquiring J.B. Rudolph, Finlay added 57 Departments that had total sales of approximately $84 million in 1999, and also added new host store relationships with Bloomingdale's, Dayton's and Hudson's. Management believes that the J.B. Rudolph Acquisition, in addition to increasing sales volume, will improve Finlay's results of operations through the leveraging of expenses and the achievement of other operating synergies.

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge of

$28.6 million for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

     As of January 29, 2000, Finlay operated eight domestic stand alone jewelry outlet stores at nonmetropolitan outlet shopping center locations in New York, Florida, South Carolina, Pennsylvania, Georgia and California under the name "New York Jewelry Outlet".

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, Finlay's revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 105/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of $8.0 million, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes.

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of Departments, for approximately $63.0 million. By acquiring Diamond Park (the "Diamond Park Acquisition"), Finlay added 139 Departments and also added new host store relationships with Marshall Field's, Parisian and Dillard's, formerly the Mercantile Stores.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1995, 1996, 1997, 1998, 1999 and 2000 relate to the fiscal years ending on February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001, respectively. Each of the fiscal years includes 52 weeks except 1995 and 2000, which include 53 weeks.

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

     Industry. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $47.7 billion on jewelry (including both fine and costume jewelry) in the United States in 1999, an increase of approximately $18.6 billion over 1989, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4 billion on fine jewelry in 1998. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment Finlay's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     Growth Strategy. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

     Increase Comparable Department Sales. In 1997, 1998 and 1999, Finlay achieved domestic comparable Department sales increases of 5.7%, 5.4% and 8.1%, respectively, outpacing the majority of its host stores. These increases were achieved primarily by emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these merchandising and marketing strategies, as well as from increasing demand for fine jewelry.

     Add Departments Within Existing Host Store Groups. Finlay's well established relationships with many of its host store groups have enabled Finlay to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates the fine jewelry departments in all of May's 406 department stores. Finlay also has operated Departments in Federated stores since 1983 and operates Departments in 155 of Federated's 403 department stores. Based on May's expansion plans, Finlay believes it will have the opportunity to open approximately 80 new Departments in May stores alone over the next five years (excluding possible closings).

     Establish New Host Store Relationships. Finlay has an opportunity to grow primarily by establishing new relationships with department stores that presently operate their own fine jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Since the beginning of 1992, Finlay has added such host store groups as Burdines, The Bon Marche, Elder Beerman and Stern's.

     Through acquisitions since October 1997, Finlay has added Marshall Field's, Parisian, Dillard's, Bloomingdale's, Dayton's and Hudson's to its host store relationships.

     Continue to Improve Operating Leverage. Selling, general and administrative expenses as a percentage of sales declined from 43.0% in 1995 to 41.4% in 1999. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes Finlay will benefit from further investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. Finlay's central distribution facility, which became fully operational in the Spring of 1998, has enabled Finlay to improve the flow of merchandise to Departments and to reduce payroll and freight costs.

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

Store Relationships

     Host Store Relationships. As of January 29, 2000, Finlay operated 987 locations (including eight stand-alone stores) in 24 host store groups, in 44 states and the District of Columbia. By acquiring Diamond Park in 1997, Finlay added 139 Departments in three host store groups, in 19 states. By acquiring J.B. Rudolph in April 2000, Finlay added 57 Departments in three host store groups, in 14 states. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 406 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 155 of Federated's 403 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 48% and 22%, respectively, of Finlay's domestic sales.

     Finlay also operates in 144 Departments in store groups owned by Saks Incorporated. Additionally, Finlay operates in several other host store groups, such as Belk, The Bon-Ton and Gottschalks. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 88% of Finlay's domestic sales in 1999) and 15 of which have had leases with Finlay for more than ten years (representing 73% of Finlay's domestic sales in 1999). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at January 29, 2000, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group. The table also provides similar information regarding Finlay's stand-alone locations.

                                                                        Inception of               Number of
Host Store Group/Location                                              Relationship          Departments/Stores
-------------------------                                              ------------          ------------------
May
Robinsons-May..................................................            1948                     55
Filene's.......................................................            1977                     42
Lord & Taylor..................................................            1978                     78
Famous Barr/L.S. Ayres/Jones...................................            1979                     42
Kaufmann's.....................................................            1979                     50
Foley's........................................................            1986                     57
Hecht's/Strawbridge's..........................................            1986                     74
Meier & Frank..................................................            1988                      8
                                                                                                   ---
   Total May Departments.......................................                                                   406

Federated
Rich's/Lazarus/Goldsmith's.....................................            1983                     67
Burdines.......................................................            1992                     45
The Bon Marche.................................................            1993                     20
Stern's........................................................            1994                     23
                                                                                                   ---
   Total Federated Departments.................................                                                   155

Saks Incorporated
Younkers.......................................................            1973                     36
Carson Pirie Scott/Bergner's/Boston Store......................            1977                     51
Proffitt's.....................................................            1991                     16
Parisian.......................................................            1997                     35
Herberger's....................................................            1999                      6
                                                                                                   ---
   Total Saks Incorporated Departments.........................                                                   144

Other Departments
Gottschalks....................................................            1969                     38
Belk...........................................................            1975                     59
Liberty House..................................................            1983                     12
The Bon-Ton....................................................            1986                     46
Elder Beerman..................................................            1992                     35
Dillard's......................................................            1997                     63
Marshall Field's...............................................            1997                     21
                                                                                                   ---
   Total Other Departments.....................................                                                   274
                                                                                                                  ---
   Total Departments...........................................                                                   979

Stand-Alone Stores
New York Jewelry Outlet........................................            1994                                     8
                                                                                                                  ---
     Total Departments and Stand-Alone Stores..................                                                   987
                                                                                                                  ===

     The following table identifies additional host store groups in which Finlay operated as of April 3, 2000 as a result of the J.B. Rudolph Acquisition.

                                                                       Inception of              Number of
Host Store Group                                                       Relationship             Departments
----------------                                                       ------------             -----------

Bloomingdale's.................................................            2000                     23
Dayton's.......................................................            2000                     13
Hudson's.......................................................            2000                     21
                                                                                                   ---
     Additional Departments from the J.B. Rudolph Acquisition..                                                    57
                                                                                                                  ===

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

     Finlay's lease agreements generally require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. During the months of November and December, however, most host store groups remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. Each host store group withholds from the remittance of sales proceeds a lease fee and other expenditures, such as advertising costs, which the host store group may have incurred on Finlay's behalf.

     Finlay is usually responsible for providing and maintaining any fixtures and other equipment necessary to operate its Departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs (except certain telephone charges), maintenance and certain other expenses associated with the operation of the Departments. Finlay's lease agreements typically provide that Finlay is responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of its sales and Department supervisory personnel, and substantially all lease agreements require Finlay to provide its employees with salaries and certain benefits comparable to those received by the host store's employees. Many of Finlay's lease agreements provide that Finlay may operate the Departments in any new stores opened by the host store group. In certain instances, Finlay is operating Departments without written agreements, although the arrangements in respect of such Departments are generally in accordance with the terms described herein.

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

     Credit. Substantially all consumer credit risk is borne by the host store rather than by Finlay. Purchasers of Finlay's merchandise at a host store are entitled to the use of the host store's credit facilities on the same basis as all of the host store's customers. Payment of credit card or check transactions is generally guaranteed to Finlay by the host store, provided that the proper credit approvals have been obtained in accordance with the host store's policy. Accordingly, payment to Finlay in respect of its sales proceeds is generally not dependent on when, or if, payment is received by the host store.

     Departments Opened/Closed. During 1999, Department openings offset by closings, on a domestic basis, resulted in a net increase of 28 Departments. All 61 openings were within existing store groups, with the exception of six Departments in Herberger's. The closings included 14 Departments in Crowley's and Steinbach due to the bankruptcy of the host store, one of Finlay's outlet stores and 18 Departments closed within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--1999 Compared with 1998".

     The following table sets forth data regarding the number of domestic Departments and stand-alone stores which Finlay has operated from the beginning of 1995:

                                                                             Fiscal Year Ended
                                                        ------------------------------------------------------------
                                                        Feb. 3,     Feb. 1,     Jan. 31,      Jan. 30.     Jan. 29,
                                                         1996        1997         1998          1999        2000
                                                       --------    --------    ---------     --------     ---------
   Departments/Stores:
   Open at beginning of period....................         799         834          797           959          959
   Opened during period...........................          66          47          172            68           61
   Closed during period...........................         (31)        (84)         (10)          (68)         (33)
                                                        --------    --------    ---------     --------     ---------
   Open at end of period..........................         834         797          959           959          987
                                                        --------    --------    ---------     --------     ---------
   Net increase (decrease)........................          35         (37)         162          -              28
                                                        ========    ========    =========     ========     =========

     For the periods presented in the table above, domestic Department closings were primarily attributable to: ownership changes in host store groups; the bankruptcy of certain host store groups; internal consolidation within May; the closing or sale by host store groups of individual stores; the closing of Departments in a host store group as a result of the opening of Departments in another host store group that competes in the same geographic market; host store group decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the domestic Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.

Products and Pricing

     Each of Finlay's Departments offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. Finlay also provides jewelry and watch repair services. Finlay does not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. With respect to watches, Finlay emphasizes brand name vendors, including Seiko, Citizen, Movado and Bulova. Many of Finlay's lease agreements with host store groups restrict Finlay from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points.

     The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1997, 1998 and 1999:

                                                                  Fiscal Year Ended
                                --------------------------------------------------------------------------------------
                                      Jan. 31, 1998                 Jan. 30, 1999                Jan. 29, 2000
                                ---------------------------    ------------------------    ---------------------------
                                                   % of                        % of                         % of
                                  Sales            Sales         Sales         Sales         Sales           Sales
                                -----------      ----------    ----------    ----------    ----------     ------------
                                                                (Dollars in millions)
   Diamonds..................   $   147.7           20.5%      $   192.0        23.4%      $   219.1          24.7%
   Gemstones.................       169.0           23.4           184.4        22.4           194.5          22.0
   Gold......................       155.1           21.6           182.0        22.1           193.1          21.8
   Watches...................       126.3           17.6           147.0        17.9           151.7          17.1
   Other (1).................       121.5           16.9           116.6        14.2           127.8          14.4
                                -----------      ----------    ----------    ----------    ----------     ------------
   Total Sales...............   $   719.6          100.0%      $   822.0       100.0%      $   886.2         100.0%
                                ===========      ==========    ==========    ==========    ==========     ============

-------------------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 1999, the average price of items sold in the United States by Finlay was approximately $170 per item. An average Department has over 4,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

Purchasing and Inventory

     General. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. At any one time, Finlay typically is required to pay in advance of sale for less than half of its inventory because in recent years, on average, approximately 50% of Finlay's domestic merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 1999, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 34% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

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

     In 1999, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 325 vendors) generated approximately 76% of domestic sales, and merchandise obtained from Finlay's largest vendor generated approximately 11% of domestic sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     Gold Consignment Agreement. Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 100,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 77,538 fine troy ounces, valued at approximately $22.2 million. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

     Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 29, 2000, was 3.75% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

Operations

     General. Most of Finlay's Departments have between 50 and 150 linear feet of display cases (with an average of approximately 70 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Most of the Departments utilize up to 260 staff hours per week on a permanent basis, depending on the Department's sales volume, and employ additional sales staff during the peak year-end holiday season. Each Department is open for business during the same hours as its host store. Subject to the terms of the applicable host store group lease agreement, Finlay is generally responsible for its own operating decisions within each of its Department operations, including the hiring and compensation of sales staff. See "--Store Relationships--Terms of Lease Agreements".

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for supervision of up to eight host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, thereby improving customer service and, as a result, sales. For example, Finlay implemented an interface between store cash registers and Finlay's central office, which has reduced administrative time.

     Finlay had average domestic sales per linear foot of approximately $12,100 in 1997, $12,200 in 1998 and $12,700 in 1999. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average domestic sales per Department of approximately $820,000, $857,000 and $911,000 in 1997, 1998 and 1999, respectively.

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

     As of the end of 1999, Finlay employed approximately 8,700 persons in the United States, approximately 90% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 8,700 employees, approximately 3,800 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "--Seasonality". Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

     Advertising. Finlay promotes its products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have consistently been in excess of 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.

     Inventory Loss Prevention and Insurance. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory. During 1999, inventory shrinkage amounted to approximately 1.0% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     Gold Hedging. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented less than 3% of Finlay Jewelry's cost of goods sold in 1999. Under such contracts, Finlay obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts, for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expire during the first quarter of 2000. The fair market value of such contracts was $7.4 million at January 29, 2000.

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

Item 2. Properties

     The only real estate owned by Finlay is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for its executive, accounting, advertising, the majority of its data processing operations and other administrative functions. The leases for such space expire September 30, 2008. Finlay leases an additional 2,140 square feet at 521 Fifth Avenue, New York, New York under a lease which expires March 31, 2001. For certain operations at 500 Eighth Avenue, New York, New York and 500 Fifth Avenue, New York, New York, Finlay has leased approximately 9,200 square feet under a lease which expires January 31, 2001 and approximately 3,600 square feet under a lease which expires July 31, 2000, respectively. Finlay also leases retail space for its New York Jewelry Outlet stores. Generally, as part of Finlay's lease arrangements, host stores provide office space to Finlay's host store group management personnel free of charge.

Item 3. Legal Proceedings

     Finlay is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on Finlay's business, financial position or results of operations.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Finlay's experience is consistent with this practice. See "Business-- Products and Pricing". A number of states in which Finlay operates have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Management believes it is in substantial compliance with all applicable legal requirements with respect to such practices.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     Finlay Jewelry is a wholly owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for Finlay Jewelry's common stock.

     During 1999, cash dividends of $7.2 million were distributed by Finlay Jewelry to the Holding Company. The distributions are generally utilized to pay interest on the Senior Debentures and certain expenses of the Holding Company such as legal, accounting and directors' fees. Certain restrictive covenants in the indenture relating to the Senior Notes, the Revolving Credit Agreement and the Gold Consignment Agreement currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures.

     There was one record holder of Finlay Jewelry's common stock at April 24, 2000.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements". The balance sheet data of Finlay Jewelry at January 30, 1999 and January 29, 2000 and the statement of operations data for each of the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000 were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data of Finlay Jewelry at February 3, 1996, February 1, 1997 and January 31, 1998 and the statement of operations data for the fiscal years ended February 3, 1996 and February 1, 1997 were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, and which are not included or incorporated herein.

                                                                                  Fiscal Year Ended (1)
                                                        --------------------------------------------------------------------------
                                                          Feb. 3,         Feb. 1,      Jan. 31,      Jan. 30,         Jan. 29,
                                                           1996            1997          1998          1999             2000
                                                        ------------     ----------    ----------    ----------     --------------
                                                                                 (Dollars in thousands)
Statement of Operations Data:
   Sales...........................................     $ 654,491        $ 685,274     $ 769,862     $ 863,428      $   912,978
   Cost of sales...................................       314,029          330,300       371,085       421,450          449,912
   Cost of sales - Sonab inventory write-down (2)..          -               -             -             -                7,839
                                                        ------------     ----------    ----------    ----------     --------------
   Gross margin (3)................................       340,462          354,974       398,777       441,978          455,227
   Selling, general and administrative expenses....       281,693          289,145       325,752       364,002          378,112
   Nonrecurring charges associated with the sale
     and closure of Sonab (2)......................          -               -             -             -               20,792
   Depreciation and amortization...................         9,659           10,840        12,163        15,672           16,895
                                                        ------------     ----------    ----------    ----------     --------------
   Income (loss) from operations...................        49,110           54,989        60,862        62,304           39,428
   Other nonrecurring income (4)...................        (5,000)           -             -             -                -
   Interest expense, net...........................        21,844           22,526        24,413        24,612           22,565
   Nonrecurring interest associated with
     refinancing (5)...............................          -               -             -               417            -
                                                        ------------     ----------    ----------    ----------     --------------
   Income (loss) before income taxes and
     extraordinary charges........................         32,266           32,463        36,449        37,275           16,863
   Provision (benefit) for income taxes............        12,527           14,501        15,528        15,323            7,801
                                                        ------------     ----------    ----------    ----------     --------------
   Income (loss) before extraordinary charges......        19,739           17,962        20,921        21,952            9,062
   Extraordinary charges from early extinguishment
     of debt, net (6).............................           -               -             -             4,755            -
                                                        ------------     ----------    ----------    ----------     --------------
   Net income (loss)...............................     $  19,739        $  17,962     $  20,921     $  17,197      $     9,062
                                                        ============     ==========    ==========    ==========     ==============

Operating and Financial Data:
   Number of Departments (end of period) (7):
     Consolidated...................................          941              939         1,117         1,109              987
     Domestic.......................................          834              797           959           959              987
   Percentage increase in sales.....................         18.5%             4.7%         12.3%         12.2%             5.7%
   Percentage increase in comparable Department
     sales (7)(8):
     Consolidated...................................          5.7%             5.9%          5.5%          3.9%              6.8%
     Domestic.......................................          5.5%             6.0%          5.7%          5.4%              8.1%
   Average domestic sales per Department (9)........    $     744        $     779     $     820     $     857      $        911
   EBITDA (10)......................................       58,769           65,829        73,025        77,976            56,323
   Capital expenditures.............................       14,933           17,533        19,338        14,874            14,972


                                                                                  Fiscal Year Ended (1)
                                                        --------------------------------------------------------------------------
                                                          Feb. 3,         Feb. 1,      Jan. 31,      Jan. 30,         Jan. 29,
                                                           1996            1997          1998          1999             2000
                                                        ------------     ----------    ----------    ----------     --------------
                                                                                 (Dollars in thousands)
Cash flows provided from (used in):
   Operating activities.............................    $  (4,620)       $  14,197     $  74,314     $ (13,018)     $    46,448
   Investing activities.............................      (17,157)         (18,372)      (79,366)      (23,134)         (21,054)
   Financing activities.............................       24,553           (1,024)       (2,349)       40,067           (7,159)

Balance Sheet Data-End of Period:
   Working capital..................................    $  65,309        $  75,692     $  65,705     $ 126,723      $   132,696
   Total assets.....................................      393,057          416,808       501,454       541,403          554,994
   Short-term debt, including current portion of
     long-term debt.................................          206                2         -             -                -
   Long-term debt, excluding current portion........      135,002          135,000       135,000       150,000          150,000
   Total stockholder's equity (deficit).............       72,387           86,410       101,826       152,083          157,026

---------------------------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 1995, which includes 53 weeks.
(2) Included in 1999 are nonrecurring charges associated with the sale and closure of Sonab totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Refer to Note 12 of Notes to Consolidated Financial Statements.
(3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as follows: $0.9 million, $1.9 million, $(2.3) million, $(1.0) million and $(1.1) million for 1995, 1996, 1997, 1998 and
     1999, respectively.
(4) Included in 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.
(5) As a result of certain call requirements associated with the Old Notes, Finlay had outstanding both the new debt and the old debt for a period of twenty-five days in 1998. The net effect of the above, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was $0.4 million.
(6) The extraordinary charges of $8.0 million include $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.
(7)  Includes Departments and stand-alone locations.
(8) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.
(9) Average domestic sales per Department is determined by dividing domestic sales by the average of the number of domestic Departments open at the beginning and at the end of each period.
(10) EBITDA represents income from operations before depreciation and amortization expenses. For 1999, EBITDA includes the nonrecurring charge totaling $28.6 million associated with the sale and closure of Sonab. Finlay Jewelry believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing Finlay's operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements".

General

     Since 1997, sales have increased by $143.1 million to $913.0 million, a compound annual growth rate of 8.9%, while comparable Department sales have increased by 5.5%, 3.9% and 6.8% in 1997, 1998 and 1999, respectively. Comparable Department sales include Departments open for the same months during comparable periods. Domestic comparable Department sales during this same period increased 5.7%, 5.4% and 8.1%. The increase in total sales during this period is the result of (i) adding new Departments, including 139 Departments from the Diamond Park Acquisition, and (ii) increasing comparable Department sales. Management attributes its comparable Department sales increases during this period to continued focus on the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning Finlay's Departments as a "destination location" for fine jewelry; and iv) refinement of project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service.

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Sonab. In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. The adverse impact of such change continued throughout 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge of $28.6 million for the write-down of assets for disposition and related closure expenses in 1999, of which $7.8 million was recorded as a component of cost of sales as it related specifically to the write-down of inventory, with the balance of $20.8 million recorded as an operating expense.

     Gross margin as a percentage of sales has decreased from 51.8% in 1997 to 49.9% in 1999. This decrease is principally the result of the Sonab cost of sales charge of $7.8 million in 1999, Finlay's "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise, the integration of the former Diamond Park Departments at a lower gross margin and the lower benefit of the LIFO method of inventory in 1999 compared to 1997.

     Selling, general and administrative expenses ("SG&A") as a percentage of sales have decreased from 42.3% in 1997 to 41.4% in 1999. Management attributes this improvement to (i) leveraging operating expenses through higher domestic sales, (ii) reducing the level of certain operating expenses through the ongoing implementation of project PRISM, (iii) reducing payroll expense, as a percentage of sales, which reflects management's continued initiatives in controlling payroll hours and labor rates and (iv) the full year impact of the operation of the central distribution center in consolidating the inventory processing function. In 1999, the favorable SG&A improvement was offset by expenses associated with Finlay's year 2000 remediation project. In addition, the leveraging of operating expenses was negatively impacted as a result of the slowdown of sales in France in 1999. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses.

     As a result of a series of recapitalization transactions in 1993 (the "1993 Recapitalization") and a 1988 reorganization transaction involving Finlay Jewelry (the "1988 Leveraged Recapitalization"), Finlay Jewelry is highly leveraged and, as such, interest expense had a significant impact on Finlay
Jewelry's results of operations. The Refinancing resulted in lower interest rates on the Senior Notes than the interest rates on the Old Notes. As such, for 1999, interest expense has been favorably impacted as compared to 1997. Finlay also records approximately $3.6 million of goodwill amortization annually resulting primarily from the 1988 Leveraged Recapitalization and the Diamond Park Acquisition.

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

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                                Fiscal Year Ended
                                                                 ------------------------------------------------
                                                                  Jan. 31,           Jan. 30,         Jan. 29,
                                                                    1998               1999             2000
                                                                 ------------      -------------     ------------
   Statement of Operations Data:
   Sales....................................................         100.0%            100.0%            100.0%
   Cost of sales............................................          48.2              48.8              49.3
   Cost of sales - Sonab inventory write-down (1)...........           -                 -                 0.8
                                                                 ------------      -------------     ------------
     Gross margin...........................................          51.8              51.2              49.9
   Selling, general and administrative expenses.............          42.3              42.2              41.4
   Nonrecurring charges associated with the sale
      and closure of Sonab (1)..............................           -                 -                 2.3
   Depreciation and amortization............................           1.6               1.8               1.9
                                                                 ------------      -------------     ------------
   Income (loss) from operations............................           7.9               7.2               4.3
   Interest expense, net....................................           3.2               2.8               2.5
   Nonrecurring interest associated with refinancing (2)               -                 0.1               -
                                                                 ------------      -------------     ------------
   Income (loss) before income taxes and extraordinary charges
                                                                       4.7               4.3               1.8
   Provision for income taxes...............................           2.0               1.8               0.8
                                                                 ------------      -------------     ------------
   Income (loss) before extraordinary charges...............           2.7               2.5               1.0
   Extraordinary charges from early extinquishment of debt,
      net (3)...............................................            -                0.6               -
                                                                 ------------      -------------     ------------
   Net income (loss)........................................           2.7%              1.9%              1.0%
                                                                 ============      =============     ============

   Other Supplemental Data:
   EBITDA (4)(5)............................................           9.5%              9.0%              6.2%

(1)  See Note 2 to "Selected Consolidated Financial Data".
(2)  See Note 5 to "Selected Consolidated Financial Data".
(3)  See Note 6 to "Selected Consolidated Financial Data".
(4) EBITDA represents income from operations before depreciation and amortization expenses. Finlay believes EBITDA provides additional information for determining its ability to meet future debt service requirements. See Note 10 to "Selected Consolidated Financial Data".

                                         (footnotes continued on following page)

(5) For 1999, EBITDA as a percentage of sales includes the nonrecurring charges associated with the sale and closure of Sonab. Excluding these charges, EBITDA as a percentage of sales was 9.3%.

1999 Compared with 1998

     Sales. Sales increased $49.6 million, or 5.7%, in 1999 compared to 1998. Comparable Department sales increased 6.8%. Domestic comparable Department sales increased 8.1%. Management attributes this increase in comparable Department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Total consolidated sales were negatively impacted by $9.2 million primarily relating to Dillard's purchase of the Mercantile Stores in the fall of 1998 and its change to an everyday low price strategy as well as the net effect of new store openings offset by store closings.

     During 1999, Finlay opened 61 Departments and closed 183 Departments. The Department openings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                   Reason
    -----------------------------------    -------------     -----------------------------------------------------------
    Herberger's.....................              6          New host store.
    Other...........................             55          Department openings within existing store groups.
                                                ---
                                                 61
                                                ===

      The Department closings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                   Reason
    -----------------------------------    -------------     -----------------------------------------------------------
    All Sonab host stores...........            150          130 closings due to the sale and closure of Sonab's
                                                             operations.
    Crowley's/Steinbach.............             14          Bankruptcy of the host store.
    New York Jewelry Outlet.........              1          Closed upon lease expiration.
    Other...........................             18          Department closings within existing store groups.
                                                ---
                                                183
                                                ===

     Gross margin. Gross margin increased by $13.2 million in 1999 compared to 1998, however, as a percentage of sales, gross margin decreased by 1.3%, primarily due to (i) a nonrecurring charge of $7.8 million relating to the write-down of inventory in conjunction with the sale and closure of Sonab's operations and (ii) management's efforts to increase market penetration and market share through its pricing strategy. Finlay Jewelry benefited from a decrease in the LIFO provision of approximately $1.0 million in each 1999 and 1998.

     Selling, general and administrative expenses. SG&A totaled $378.1 million, an increase of $14.1 million, or 3.9%, in 1999 compared to 1998 due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased to 41.4% in 1999 from 42.2% in 1998 as a result of Finlay Jewelry's strong domestic comparable Department sales, which enabled Finlay Jewelry to leverage administrative and certain other expenses. Also contributing to the decrease in SG&A as a percentage of sales was the leveraging of payroll expense, reflecting management's continued initiatives in controlling payroll hours and labor rates, and the full year impact of the operation of the central distribution center in consolidating the inventory processing function. SG&A as a percentage of sales was negatively impacted as a result of the slowdown of sales in France.

     Nonrecurring charges associated with the sale and closure of Sonab. As a result of the sale of the majority of Sonab's assets and the disposition of the remaining assets, Finlay Jewelry recorded a nonrecurring charge of $20.8 million. The components of the charge relate to the realization of foreign exchange losses, payroll and severance costs, other close-down costs and the write-off of undepreciated assets.

     Depreciation and amortization. Depreciation and amortization increased by $1.2 million in 1999 compared to 1998, reflecting $15.0 million in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was primarily due to the addition of new Departments and the renovation of existing Departments.

     Interest expense, net. Interest expense decreased by $2.0 million reflecting a lower weighted average interest rate (8.0% for 1999 compared to 8.3% for 1998) relating to the lower interest rates on the Senior Notes as compared to the Old Notes, which were outstanding for a portion of the 1998 period. In addition, there was a decrease in average borrowings ($254.2 million for 1999 compared to $272.6 million for 1998). The 1998 average borrowings were adjusted to exclude the timing impact of the call requirements on the Old Notes, discussed below.

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in 1998, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was an increase to interest expense of $0.4 million.

     Provision for income taxes. The income tax provision for 1999 and 1998 reflects an effective tax rate of 40.5%.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Notes, Finlay Jewelry recorded a pre-tax extraordinary charge of $8.0 million in 1998, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

     Net income. Net income of $9.1 million for 1999 represents a decrease of $8.1 million as compared to net income of $17.2 million in 1998 as a result of the factors discussed above. Excluding the nonrecurring and extraordinary charges in 1999 and 1998, income before extraordinary charges increased by $4.0 million to $26.2 million.

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

     During 1998, Finlay opened 78 Departments and closed 86 Departments. The Department openings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                   Reason
    -----------------------------------    -------------     ------------------------------------------------------------
    Proffitt's/Parisian/Younkers....             12          Proffitt's/Parisian/Younkers' purchase from Dillard's.
    Famous Barr/L.S. Ayres..........              8          Famous Barr /L.S. Ayres' purchase from Dillard's.
    Belk............................              7          Belk's purchase from Dillard's.
    Foley's.........................              1          Foley's purchase from Dillard's.
    Dillard's.......................              3          Dillard's purchase from Belk.
    Monoprix/Allders/Beatties.......              9          Sonab Department openings.
    Other...........................             38          Department openings within existing store groups.
                                                ---
                                                 78
                                                ===

      The Department closings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                 Reason
    -----------------------------------    -------------     --------------------------------------------------------
    Mercantile Stores...............             28          Departments sold by Dillard's to existing Finlay
                                                               host store groups subsequent to Dillard's
                                                               acquisition of the Mercantile Stores.  Included in
                                                               openings above.
    Dillard's.......................              5          Previous Dillard's Departments prior to Dillard's
                                                               acquisition of the Mercantile Stores.
    Debenhams.......................              7          Mutual agreement to close.
    Monoprix........................              9          Close smaller volume Departments.
    Other...........................             37          Department closings within existing store groups.
                                                ---
                                                 86
                                                ===

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

     Interest expense, net. Interest expense increased by $0.2 million reflecting an increase in average borrowings ($272.6 million for 1998 compared to $242.7 million for 1997) offset by a decrease in the weighted average interest rate (8.3% for 1998 compared to 9.4% for 1997). The increase in average borrowings is a result of an increase in the outstanding balance of the Senior Notes as compared to the Old Notes and additional indebtedness outstanding under the Revolving Credit Agreement (adjusted to exclude the timing impact of the call requirements on the Old Notes, discussed below).

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in 1998, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was an increase to interest expense of $0.4 million.

     Provision for income taxes. The income tax provision for 1998 and 1997 reflects an effective tax rate of 40.5% and 41.5%, respectively.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Notes, Finlay Jewelry recorded a pre-tax extraordinary charge of $8.0 million in 1998, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated the Old Notes. The income tax benefit on the extraordinary charges totaled $3.2 million.

     Net income. Net income of $17.2 million for 1998 represents a decrease of $3.7 million as compared to net income of $20.9 million in 1997 as a result of the factors discussed above. Income before extraordinary charges increased by $1.0 million to $22.0 million in 1998.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 1999, capital expenditures totaled $15.0 million and in 1998 totaled $14.9 million. Total capital expenditures for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $132.7 million at January 29, 2000, an increase of $6.0 million from January 30, 1999. The increase resulted primarily from the impact of 1999's net income exclusive of depreciation and amortization partially offset by capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 29, 2000 and January 30, 1999 were zero. The average amounts outstanding under the Revolving Credit Agreement for 1998 and 1999 were $123.8 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Notes) and $104.2 million, respectively. The maximum amount outstanding for 1999 was $158.2 million.

     Finlay does not expect that significant additional working capital will be required with respect to the operation of the former J.B. Rudolph Departments because Finlay purchased the inventory of those J.B. Rudolph Departments which it acquired. On a going-forward basis, Finlay expects that inventory purchases for the former J.B. Rudolph Departments will be financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     On January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. As of January 29, 2000, $329.9 million of consignment merchandise from approximately 300 vendors was on hand as compared to $283.8 million at January 30, 1999. For 1999, Finlay had an average balance of consignment merchandise of $321.7 million as compared to an average balance of $268.5 million in 1998. See "Business--Store Relationships" and "Business--Purchasing and Inventory".

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of January 29, 2000, Finlay's outstanding borrowings included a $150.0 million balance under the Senior Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 100,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 77,538 fine troy ounces, valued at approximately $22.2 million. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

     Many of Finlay's computer systems, software products, other systems using embedded chips and third party systems, accepted only two entries in the date field to distinguish the year. Beginning in the year 2000, these date fields needed to accept four digit entries, or properly handle two digit entries, to distinguish 21st century dates from 20th century dates. As a result, Finlay's date critical functions would have been adversely affected unless the computer systems and software products of both Finlay and significant third parties were year 2000 compliant.

     A comprehensive plan was prepared so that all systems critical to the operation of Finlay would be year 2000 compliant. The plan was structured into five primary phases: identification, assessment, remediation, testing and implementation. Finlay completed all phases and implemented all remediated applications during the third quarter of 1999. Finlay continued to conduct general systems testing as well as testing of specific year 2000 scenarios through January 2000. In addition, Finlay formally communicated with its host stores, vendors and other third parties to determine the extent to which Finlay may have been vulnerable to the failure of their systems and to obtain year 2000 compliance certification. The year 2000 issue has not posed significant operational problems to Finlay.

     Finlay used a combination of internal and external resources to execute its year 2000 project plan. The costs related to Finlay's year 2000 efforts totaled approximately $4.0 million, of which approximately $2.1 million was spent in 1999. Finlay funded the year 2000 costs through operating cash flows.

     During 1998, Finlay began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed by mid-2001. The cost associated with these projects is estimated to be $14.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $4.0 million for hardware and related equipment, included as a component of Finlay's capital expenditures and reflected in Fixed assets. At January 29, 2000, approximately $10.3 million was expended and included in Deferred charges and other assets.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 1999 (Finlay Jewelry's tax year end), a NOL for tax purposes of approximately $7.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of January 29, 2000.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expire during the first quarter of 2000. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $24.5 million and $21.4 million for 1998 and 1999, respectively.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 43% of Finlay's domestic sales and 81% of its domestic income from operations for 1997, 1998 and 1999. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 10 of Notes to Consolidated Financial Statements of Finlay Jewelry.

     Finlay Jewelry's Sales and Income (loss) from operations for each quarter of 1997, 1998 and 1999 were as follows:

                                                                            Fiscal Quarter
                                                    ---------------------------------------------------------------
                                                        First            Second           Third          Fourth
                                                    --------------     ------------    ------------    ------------
                                                                        (dollars in thousands)
  1997:
    Sales.......................................    $   134,592      $   148,060      $   148,770     $   338,440
    Income (loss) from operations...............          1,187            6,838            2,518          50,319
  1998:
    Sales.......................................        160,992          177,366          165,894         359,176
    Income (loss) from operations...............          2,169            6,335            2,061          51,739
  1999:
    Sales.......................................        168,379          183,367          175,280         385,952
    Income (loss) from operations (1)...........          2,577            7,097            3,004          26,750

----------------------
(1) The fourth quarter of 1999 includes $28.6 million (pre-tax) of expenses associated with the sale and closure of Sonab.

Inflation

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K ("Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable Department sales and to open new Departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's ability to estimate the costs relating to the closure of Sonab, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $7.3 million at January 29, 2000, which expire during the first quarter of 2000.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Finlay Fine Jewelry Corporation

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended January 31, 1998,
 January 30, 1999 and January 29, 2000.......................................F-3

Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000......F-4

Consolidated Statements of Changes in Stockholder's Equity for the years ended January 31, 1998, January 30, 1999 and January 29, 2000...............F-5

Consolidated Statements of Cash Flows for the years ended January 31, 1998,
 January 30, 1999 and January 29, 2000.......................................F-6

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

                 Name       Age                    Position
-------------------------  -----   -------------------------------------------
Arthur E. Reiner.........   59     Chairman of the Board, President and Chief
                                    Executive Officer of the Holding Company,
                                    Chairman and Chief Executive Officer of
                                    Finlay Jewelry and Director
Joseph M. Melvin.........   49     Executive Vice President and Chief Operating
                                    Officer of the Holding Company and President
                                    and Chief  Operating  Officer of Finlay
                                    Jewelry
Leslie A. Philip.........   53     Executive Vice President and Chief
                                    Merchandising  Officer of the Holding
                                    Company and Finlay Jewelry
Edward Stein.............   55     Senior  Vice  President and Director of
                                    Stores of Finlay Jewelry
Bruce E. Zurlnick........   48     Senior  Vice   President,   Treasurer  and
                                    Chief  Financial Officer of the Holding
                                    Company and Finlay Jewelry
David B. Cornstein.......   61     Director
Rohit M. Desai...........   61     Director
Michael Goldstein........   58     Director
James Martin Kaplan......   55     Director
John D. Kerin............   61     Director
Thomas H. Lee............   56     Director
Norman S. Matthews.......   67     Director
Hanne M. Merriman........   58     Director
Warren C. Smith, Jr......   43     Director


     The Holding Company, an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the "Lee Investors"), partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors"), Mr. Cornstein, Mr. Reiner and certain others are parties to a Stockholders' Agreement (the "Stockholders' Agreement") which provides, among other things, the parties thereto must vote their shares in favor of certain directors who are nominated by the Lee Investors, the Desai Investors, Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The various designees currently serving on the Board of Directors are Messrs. Lee, Smith, Desai, Cornstein, Kaplan and Reiner. The Stockholders' Agreement also provides for an Executive Committee to consist of at least five directors, including, under certain conditions, designees of Mr. Lee, the Desai Investors and Mr. Cornstein. The Executive Committee of the Holding Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner. See information under the caption "Certain Relationships and Related Transactions-Stockholders' Agreement".

     Under the Holding Company's Restated Certificate of Incorporation, the Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. In December 1999, the Board of Directors increased the size of the Board from nine to ten members and elected Mr. Kerin to serve as a director of the Holding Company. Messrs. Desai, Goldstein and Lee are Class I directors; Messrs. Cornstein, Kaplan, Kerin and Reiner are Class II directors; and

Messrs. Matthews and Smith and Ms. Merriman are Class III directors. The terms of the Class II, Class III and Class I directors expire at the annual meeting of stockholders to be held in 2000, 2001 and 2002, respectively. Officers serve at the discretion of the Board of Directors.

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

     Joseph M.  Melvin was  appointed  as  Executive  Vice  President  and Chief
Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman of the Board and Chief Operating Officer of Filene's (a division of May).

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

     Edward Stein has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay's predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983.

     Bruce E. Zurlnick has been Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Finlay Jewelry since January 2000. From June 1990 to December 1999, he was Treasurer of the Holding Company and Vice President and Treasurer of Finlay Jewelry. From December 1978 through May 1990, Mr. Zurlnick held various finance and accounting positions with Finlay's predecessors.

     David B. Cornstein has been Chairman Emeritus of the Holding Company since his retirement from day-to-day involvement with the Holding Company effective January 31, 1999. He served as Chairman of the Holding Company from May 1993 until his retirement, and has been a director of the Holding Company and Finlay Jewelry since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited, which has served as a consultant to Finlay since February 1999. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Holding Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of a predecessor of the Holding Company. Mr. Cornstein is a director of TeleHubLink Corporation.

     Rohit M. Desai has been a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors, L.P., Equity-Linked Investors-II, Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai is also the managing general partner of the general partners of each of Equity-Linked Investors, L.P. and Equity-Linked Investors-II and the managing member of the general partners of Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai serves as a director of The Rouse Company, Sunglass Hut International, Incorporated, TeleCorp PCS, SITEL Corporation and Independence Community Bank Corp.

     Michael Goldstein has been a director of the Holding Company and Finlay Jewelry since May 1999. Mr. Goldstein has been the Chairman of the Board of Toys "R" Us, Inc. since February 1998. From February 1994 to February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive Officer of Toys "R" Us, Inc. , and served as acting Chief Executive Officer from August 1999 to January 14, 2000. Mr. Goldstein is also a director of Houghton Mifflin Company and United Retail Group Inc.

     James Martin Kaplan has been a director of the Holding Company, Finlay Jewelry and their predecessors since 1985. Mr. Kaplan is a partner of the law firm of Blank Rome Tenzer Greenblatt LLP, counsel to Finlay, the successor to Tenzer Greenblatt LLP, which he joined in 1998. From 1977 to 1998, Mr. Kaplan was a partner with the law firm of Zimet, Haines, Friedman & Kaplan, former counsel to Finlay.

     John D. Kerin has been a director since December 1999. Since January 2000, Mr. Kerin has been a consultant to The McGraw Hill Companies, Inc. From July 1979 to January 2000, Mr. Kerin served in various positions with The McGraw-Hill Companies, Inc., including from May 1994 to January 2000, as Senior Vice President, Information Management and Chief Information Officer.

     Thomas H. Lee has been a director of the Holding Company and Finlay Jewelry since May 1993. Since 1974, Mr. Lee has been President of Thomas H. Lee Company. He is a director of Metris Companies, Inc., Safelite Glass Corporation, Vail Resorts, Inc. and Wyndham International, Inc.

     Norman S. Matthews has been a director of the Holding Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as President of Federated in 1987-1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Lechters, Inc., Eye Care Centers of America, Inc. and Sunoco, Inc.

     Hanne M. Merriman was elected a director of the Holding Company and Finlay Jewelry in December 1997. Ms. Merriman is the Principal in Hanne Merriman Associates, a retail business consulting firm. She is also a director of US Airways Group, Inc., Ameren Corp., State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation and T. Rowe Price Mutual Funds. She is a member of the National Women's Forum and a director of the Children's Hospital Foundation (part of the Children's National Medical Center).

     Warren C. Smith, Jr. has served as a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Smith is a Managing Director of TH Lee Putnam Internet Partners, L.P and has been employed by Thomas H. Lee Company or its affiliates since 1990. He is also a director of Rayovac Corporation and Eye Care Centers of America, Inc.

Item 11. Executive Compensation

                                            Summary Compensation Table

     The following table sets forth information with respect to the compensation in 1999, 1998 and 1997 of Finlay's Chief Executive Officer and each of the four other mostly highly compensated executive officers of the Holding Company or Finlay Jewelry (collectively, the "Named Executive Officers").


                                                Annual Compensation                   Long Term Compensation
                                --------------------------------------------------- ---------------------------
                                                                                                   Number of
                                                                                    Restricted    Securities
      Name and Principal                                            Other Annual      Stock       Underlying        All Other
           Position               Year      Salary     Bonuses    Compensation (1)    Awards    Options/SARs(2)  Compensation (3)
------------------------------  -------  -----------  ----------  ----------------  -----------  -------------   ----------------
Arthur E. Reiner                  1999   $   750,000  $  447,825  $      19,292         -              -         $     28,064
  Chairman, President             1998       750,000      -              17,642         -              -              428,016  (4)
  And Chief Executive             1997       750,000     271,425         17,706         -             300,000          28,481
  Officer of the Holding
  Company and Chairman
  And Chief Executive
  Officer of Finlay Jewelry
Joseph M. Melvin (5)              1999   $   372,887  $  183,528         -              -              -         $      8,705
  Executive Vice President        1998       367,100      85,000         -              -              30,000         387,241  (6)
  And Chief Operating             1997       263,200     120,000         -              -              50,000         154,314  (6)
  Officer of the Holding
  Company and President
  And Chief Operating
  Officer of Finlay Jewelry
Leslie A. Philip                  1999   $   383,356  $  193,345         -              -              -         $      9,209
  Executive Vice President        1998       376,700     110,000         -              -              30,000           9,626
  And Chief Merchandising         1997       350,500     127,000         -              -              46,667          10,091
  Officer of the Holding
  Company and
  Finlay Jewelry
Edward Stein                      1999   $   328,720  $  166,028         -              -              20,000    $     10,083
  Senior Vice President and       1998       307,056      70,000         -              -              10,000           9,626
  Director of Stores              1997       292,056     106,000         -              -              12,667          10,091
   Of Finlay Jewelry
Bruce E. Zurlnick                 1999   $   213,333  $  105,000         -              -              10,000    $      8,569
  Senior Vice President,          1998       205,000      25,000         -              -               5,000           8,659
  Treasurer and Chief             1997       195,000      50,000         -              -               3,000           9,098
  Financial Officer of the
  Holding Company and
  Finlay Jewelry

---------------------
(1) Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive Officers.

(2)  See "--Option/SAR Grants in 1999".






                                         (Footnotes continued on following page)

(3) Includes for each Named Executive Officer the sum of the following amounts earned in 1999, 1998 and 1997 for such Named Executive Officer:

                                                                       Life           Retirement         Medical
                                                                  Insurance (a)      Benefits (b)     Benefits (c)
                                                                  ---------------    -------------    --------------
    Arthur E. Reiner.................................     1999    $     20,176       $     5,200      $     2,688
                                                          1998          20,176             5,200            2,640
                                                          1997          20,176             5,575            2,730

    Joseph M. Melvin.................................     1999    $        817       $     5,200      $     2,688
                                                          1998           1,079             5,035            2,640
                                                          1997             540            -                 2,048

    Leslie A. Philip.................................     1999    $      1,321       $     5,200      $     2,688
                                                          1998           1,786             5,200            2,640
                                                          1997           1,786             5,575            2,730

    Edward Stein.....................................     1999    $      2,195       $     5,200      $     2,688
                                                          1998           1,786             5,200            2,640
                                                          1997           1,786             5,575            2,730

    Bruce E. Zurlnick................................     1999    $        681       $     5,200      $     2,688
                                                          1998             856             5,200            2,640
                                                          1997             793             5,575            2,730

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

     (c) The insurance premiums paid in respect of the Named Executive Officer under Finlay's Executive Medical Benefits Plan.

(4) In addition to the other compensation set forth in Note 3 above, Finlay made a payment to Mr. Reiner in an aggregate amount of $400,000, consisting of (i) the reimbursement of Mr. Reiner for the interest paid in respect of the loan made by the Holding Company to him in 1995 for the purpose of his purchase of shares of Common Stock of the Holding Company upon the commencement of his employment with Finlay and (ii) a special bonus of $125,000 in connection with the Holding Company's 1998 public offering of Common Stock and certain related transactions.

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

     Mr. Reiner was named Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. For a discussion of the employment and other arrangements with Mr. Reiner, see "--Employment and Other Agreements and Change of Control Arrangements".

Long-Term Incentive Plans

     The Holding Company currently has two long-term incentive plans, for which it has reserved a total of 1,582,596 shares of Common Stock for issuance in connection with awards. Of this total, 732,596 shares of Common Stock have been reserved for issuance under the Holding Company's Long Term Incentive Plan (the "1993 Plan"), of which 157,744 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 538,887 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 35,965 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's Board of Directors and stockholders approved the Holding Company's 1997 Long Term Incentive Plan (the "1997 Plan" and, together with the 1993 Plan, the "Incentive Plans"), which is intended as a successor to the 1993 Plan. The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 850,000. Of this total, 7,600 shares have been issued to date in connection with exercises of options granted under the 1997 Plan and 830,982 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 11,418 shares of Common Stock include 2,000 restricted shares issued to date, an additional 8,000 restricted shares reserved for issuance and 1,418 shares of Common Stock available for future grants under the 1997 Plan. See "--Option/SAR Grants in 1999".


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

Option/SAR Grants in 1999

     In 1999, the Holding Company granted options to purchase a total of 71,000 shares of Common Stock, of which options to purchase an aggregate of 30,000 shares were granted to the Named Executive Officers. All of these options were granted under the 1997 Plan. All of the options granted vest and become exercisable in equal installments on each of the five anniversaries of the date of grant.

     The following table provides information related to the options granted to the Named Executive Officers during 1999. No stock appreciation rights were issued by the Holding Company in 1999.

                                                        Individual Grants
                             ------------------------------------------------------------------------   Potential Realizable Value
                               Number of      % of Total                                               at Assumed Annual Rates
                              Securities     Options/SARs                                                  Of Stock Price
                              Underlying      Granted to                                                    Appreciation
                             Options/SARs    Employees in     Exercise or Base                          for Option Term ($)
                                                                                                      -------------------------
Name                          Granted (#)    Fiscal Year       Price ($/share)    Expiration Date(s)       5%          10%
---------------------------- -------------- --------------- --------------------- ------------------- ------------- -----------
Arthur E. Reiner........           -              -                  -                    -                -            -
Joseph M. Melvin........           -              -                  -                    -                -            -
Leslie A. Philip........           -              -                  -                    -                -            -
Edward Stein............          20,000           28.2            13.4219              09-08-09         168,819     427,820
Bruce E. Zurlnick.......          10,000           14.1            13.5625              12-19-09          85,294     216,151

Certain Information Concerning Stock Options/SARs

     The following table sets forth certain information with respect to stock options exercised in 1999 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 1999.

Aggregated Option/SAR Exercises in 1999 and Fiscal Year-End Option SAR Value

                                                                   Number of
                                                                   Securities           Value of
                                                                   Underlying         Unexercised
                                                                  Unexercised         In-the-Money
                                                                  Options/SARs      Options/SARs at
                                       Shares                     at Year-End         Year-End ($)
                                      Acquired       Value        Exercisable/        Exercisable/
              Name                  on Exercise   Realized       Unexercisable      Unexercisable (1)(2)
             -----                  -----------   ---------     ----------------   ---------------------
Arthur E. Reiner................          -           -          34,632/300,000            -/-
Joseph M. Melvin................          -           -           22,000/58,000            -/$97,500
Leslie A. Philip................          -           -           45,333/64,667      $51,666/159,167
Edward Stein....................          -           -           22,733/37,267       120,004/84,176
Bruce E. Zurlnick...............          -           -            9,866/16,467        53,199/31,525

-----------------------------
(1) The values of Unexercised In-the-Money Options/SARs represent the aggregate amount of the excess of $13.125, the closing price for a share of Common Stock at year end, over the relevant exercise price of all "in-the-money" options.

(2) The options granted under the 1997 Plan generally vest over periods of up to five years. Other vesting schedules have also been utilized by Finlay.

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

     In connection with the 1993 Recapitalization, the Holding Company, the Lee Investors, the Desai Investors, certain members of management of the Holding Company (the "Management Stockholders") and certain other stockholders entered into (i) the Registration Rights Agreement, which grants certain registration rights to the Lee Investors, the Desai Investors and the Management Stockholders and (ii) the Stockholders' Agreement, which granted certain rights to, and imposed certain restrictions on the rights of, the Lee Investors, the Desai Investors, the Management Stockholders and certain other stockholders. See "Certain Transactions".

     The Holding Company and Finlay Jewelry have entered into management agreements with each of Thomas H. Lee Company (the "Lee Management Agreement") and Desai Capital Management Incorporated (the "Desai Management Agreement" and, together with the Lee Management Agreement, the "Management Agreements"), affiliates of Mr. Lee and Mr. Desai, respectively. Pursuant to the Management Agreements, Thomas H. Lee Capital LLC (as assignee of Thomas H. Lee Company) and Desai Capital Management Incorporated receive $180,000 and $60,000 per year plus expenses, respectively, for consulting and management advisory services rendered to the Holding Company and Finlay Jewelry. Each of the Management Agreements, which terminate in May 2000, will be automatically renewable on an annual basis, unless any party thereto serves notice of termination at least 90 days prior to the renewal date. Each of the Management Agreements contains provisions entitling the managing company to indemnification under certain circumstances for losses incurred in the course of service to the Holding Company or Finlay Jewelry.

     Mr. Matthews receives compensation at the rate of $20,000 per year for his services as a director. For a discussion of certain options granted to Mr. Matthews, see "- Directors' Compensation."

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

Employment and Other Agreements and Change of Control Arrangements

     Finlay has entered into an employment agreement with Arthur E. Reiner to employ Mr. Reiner as President and Chief Executive Officer of the Holding Company for a term expiring on January 31, 2001. On February 1, 1999, Mr. Reiner became Chairman of the Holding Company. Pursuant to the employment agreement, Mr. Reiner receives an annual base salary of $750,000, subject to increases at the discretion of the Board of Directors of the Holding Company. In addition to his annual base salary, Mr. Reiner is entitled to an annual bonus payment based on a target incentive amount equal to one-half of his base salary for the applicable year (the "Incentive Amount"). The payment of the bonus in respect of a particular year will be based on the achievement by Finlay of certain financial performance criteria based on EBITA-FIFO (the "Target Level"), with 20% of the Incentive Amount payable if 90% of the Target Level is achieved, increasing incrementally on a pro rata basis to 80% of the Incentive Amount payable if 100% of the Target Level is achieved, increasing further incrementally on a pro rata basis to 160% of the Incentive Amount payable if 140% of the Target Level is achieved, and if over 140% of the Target Level is achieved, the annual bonus payment shall equal 160% of the Incentive Amount plus 1% of the Target Level.

     Incentive Amount for each percentage point by which Finlay's measured performance exceeds 140% of the Target Level. Notwithstanding the foregoing, with respect to 1997 and 1999, pursuant to the terms of his employment agreement, Mr. Reiner received bonuses in the amount of $271,425 and $447,825, respectively. No bonus was paid to Mr. Reiner in 1998 pursuant to the terms of his employment agreement.

     Under the agreement, Mr. Reiner received in January 1995 options under the 1993 Plan to purchase 69,263 shares of Common Stock at an exercise price of $14.00 per share. Of those options, one-half were time-based and one-half performance-accelerated, vesting in ten years subject to accelerated vesting upon achievement of specified performance goals. All of the time-based options are vested. None of the performance-accelerated options vested.

     Upon the commencement of his employment, Mr. Reiner purchased 138,525 shares of Common Stock (the "Purchased Shares") at a purchase price of $7.23 per share. The aggregate purchase price of the Purchased Shares was paid in the form of a note issued by Mr. Reiner to the Holding Company. On April 24, 1998, in connection with the sale by Mr. Reiner of 100,000 of the Purchased Shares, Mr. Reiner repaid the outstanding balance of the note. Mr. Reiner was subsequently reimbursed for the interest paid by him in respect of such note. In the event Mr. Reiner's employment is terminated under certain circumstances, the remaining Purchased Shares (together with vested options and shares issued upon exercise of vested options ("Option Shares")) are subject to certain call rights. In the event the Holding Company does not exercise its call rights, the rights may be exercised by the Lee Investors and the Desai Investors, pro rata based on their respective ownership of Common Stock. The remaining Purchased Shares and Option Shares are subject to certain restrictions on transfer and registration rights set forth in Mr. Reiner's employment agreement and are subject to the Stockholders' Agreement and the Registration Rights Agreement, other than the provisions thereof relating to restrictions on transfer. See "Certain Transactions - Stockholders' Agreement" and "Certain Transactions - Registration Rights Agreement."

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

     Mr. Reiner's agreement provides that if his employment is terminated prior to a "Change of Control" either by the Holding Company without "Cause" or by Mr. Reiner for "Good Reason," Mr. Reiner will continue to receive his base salary for the balance of the term and bonus compensation (calculated as though 110% of the Target Level were achieved) as if such termination had not occurred. In the event he is terminated without "Cause" and coincident with or following a "Change of Control," Mr. Reiner shall be entitled to a lump sum payment equal to 299% of his "base amount" (as defined in Section 280G(b)(3) of the Code). In the event that Mr. Reiner voluntarily terminates his employment within one year following a "Change of Control" in connection with which the acquirer did not expressly assume Mr. Reiner's agreement and extend its term for an additional three years or otherwise offer Mr. Reiner a contract on terms no less favorable than those provided under the existing agreement providing for a term of at least three years, or if he terminates his employment following a "Change of Control" for "Good Reason," he will be entitled to a payment equal to 299% of the "base amount." In the event that Mr. Reiner is terminated for "Cause" or if he voluntarily terminates his employment without "Good Reason" prior to the occurrence of a "Change of Control," he shall be entitled to receive his base salary through the date of termination and any bonus earned with respect to a previously completed fiscal year which remains unpaid. Payments made to Mr. Reiner upon termination of employment are subject to certain restrictions in the event that such payments constitute "parachute payments" under Section 280G(b)(2) of the Code. In addition, Mr. Reiner is required to mitigate certain payments made to him under the agreement under certain limited circumstances.

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

     On February 1, 1999, Finlay and Pinnacle Advisors Limited, a company as to which Mr. Cornstein is a principal ("Pinnacle"), entered into a two year consulting agreement pursuant to which Pinnacle was engaged to provide consulting services and it was agreed that, if available, Mr. Cornstein will attempt to act for Pinnacle in the performance of services thereunder. The consulting agreement provides that Pinnacle shall receive compensation in the amount of $225,000 per year.

     On May 1, 1997, the Holding Company appointed Mr. Melvin to serve as Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry. The Holding Company has agreed to pay to Mr. Melvin an annual base salary of at least $350,000 as well as an annual bonus based on the achievement of certain targets. In addition, Mr. Melvin was paid a $25,000 bonus upon his joining the Holding Company and, in July 1997, received from Finlay a $295,000 non-interest-bearing loan, which was repaid in full on July 16, 1998. On May 1, 1997, in connection with Mr. Melvin's agreement, Finlay granted to Mr. Melvin options under the 1997 Plan to purchase 50,000 shares of Common Stock at an exercise price per share equal to $14.875, vesting in equal installments on each of the first five anniversaries of the respective grant dates. Mr. Melvin is also eligible for benefits that are available to other senior executives of Finlay, including reimbursement of moving and relocation expenses. If Mr. Melvin's employment is terminated by Finlay without cause (not including death or disability) or his title is changed to a lesser title, he is entitled to receive a lump sum payment equal to one year's base salary. On February 22, 1999, Finlay agreed with Mr. Melvin that in the event he continues to be employed by Finlay or an affiliate on February 1, 2001, Finlay shall pay to Mr. Melvin a special bonus of $125,000, and in the event he continues to be so employed on February 1, 2002, Finlay shall pay to him an additional special bonus of $75,000.

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

Directors' Compensation

     Directors who are employees, or who receive fees or compensation (directly or indirectly) other than as directors, receive no additional compensation for serving as members of the Board. Messrs. Lee, Desai, Smith and Kaplan receive no compensation for serving as directors of the Holding Company and Finlay Jewelry. For a discussion of certain fees paid to affiliates of Messrs. Lee and Desai, see "Compensation Committee Interlocks and Insider Participation".

     For serving as a director of the Holding Company and Finlay Jewelry, each independent non-employee director receives aggregate compensation at the rate of $20,000 per year and, except for Mr. Matthews, also receives a fee of $1,000 for each regular and special meeting attended and a fee of $500 for each committee meeting attended. In addition, Ms. Merriman receives an aggregate annual fee of $3,000 for service as chairperson of the audit committees. Each independent non-employee director generally receives, with respect to each year of service, options to purchase 5,000 shares of Common Stock, at an exercise price equal to the fair market value on the date of grant. The options typically vest on the first anniversary of the date of grant, except Mr. Matthews' options are subject to various vesting periods of up to five years.

     Mr. Reiner has an employment contract with Finlay, and a company as to which Mr. Cornstein is a principal receives compensation from Finlay pursuant to a consulting agreement. See information under the caption "Executive Compensation--Employment and Other Agreements and Change of Control Arrangements".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to each person who, to the knowledge of the Holding Company, as of April 24, 2000, was the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Holding Company.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned (1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               Of Class
    -------------------------------------------------------------------     --------------        -------------
    FMR  Corp.(2)..................................................            1,041,000             10.0%
    Mellon Financial Corporation(3)................................            1,014,959              9.7%
    Thomas H. Lee(4)...............................................              984,340              9.4%
    David B. Cornstein(5)..........................................              685,439              6.5%
    Rohit M. Desai(6)..............................................              674,412              6.5%
    Becker Capital Management, Inc.(7).............................              656,100              6.3%
    Neuberger Berman, LLC(8).......................................              529,000              5.1%

--------------------------
(1) Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of Messrs. Lee, Desai and Cornstein) to the terms of the Stockholders' Agreement.

(2) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on Amendment No. 1 dated February 14, 2000 to a Schedule 13G dated February 1, 1999 filed with the Commission by FMR Corp., Edward
     C. Johnson 3d, Abigail P. Johnson and Fidelity Management and Research Company. According to said Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial  owner of the  1,041,000  shares  which are the  subject  of the
     Schedule 13G Amendment as a result of its acting as  investment  adviser to
     Fidelity Low-Priced Stock Fund (the "Fund"), a registered investment company which owns all of such 1,041,000 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,041,000 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. According to the Schedule 13G Amendment, Strategic Advisers, Inc. a wholly-owned subsidiary of FMR Corp. and a registered investment adviser ("Strategic Advisers"), provides investment advisory services to individuals. It does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial ownership may include shares beneficially owned through Strategic Advisers, Inc. The address for FMR Corp., Fidelity, the Fund and Strategic Advisers is 82 Devonshire Street, Boston, Massachusetts 02109.

(3) According to Amendment No. 2 dated January 20, 2000 to a Schedule 13G dated February 4, 1999 filed with the Commission by Mellon Financial Corporation ("Mellon Financial"), (i) Mellon Financial has sole power to vote 828,459 shares and sole power to dispose of 900,859 shares, and shares power to vote 63,100 shares and shares power to dispose of 114,100 shares, (ii) each of Boston Group Holdings, Inc. and The Boston Company, Inc. has sole power to vote 646,159 shares and sole power to dispose of 718,559 shares and shares power to vote 63,100 shares and shares power to dispose of 114,100

                                    (Footnotes continued on following page)
     shares and (iii) The Boston Company Asset Management, Inc. has sole power to vote 486,550 shares and sole power to dispose of 558,950 shares, and shares power to vote 63,100 shares and shares power to dispose of 114,100 shares. According to such Schedule 13G Amendment, Boston Group Holdings, Inc. is a subsidiary of Mellon Financial and is also the parent holding company of The Boston Company, Inc., and The Boston Company, Inc. is the parent holding company of The Boston Company Asset Management, Inc., a registered investment advisor All of the shares reported in the Schedule 13G Amendment are beneficially owned by Mellon Financial Corporation and direct or indirect subsidiaries, including Boston Group Holdings, Inc., The Boston Company, Inc. and The Boston Company Asset Management, Inc., in their various fiduciary capacities. The address for Mellon Financial Corporation is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(4) Includes 884,455 shares of Common Stock held of record by Thomas H. Lee Equity Partners, L.P. ("THLEP"), the general partner of which is THL Equity Advisors Limited Partnership, a Massachusetts limited partnership of which Mr. Lee is a general partner, and 99,885 shares of Common Stock held of record by 1989 Thomas H. Lee Nominee Trust (the "Nominee Trust"), 979 shares of which are subject to options granted to others. Mr. Lee's address is c/o Thomas H. Lee Company, L.L.C., 590 Madison Avenue, New York, New York 10022.

(5) Includes options to acquire 66,667 shares of Common Stock having an exercise price of $14.00 per share. The address of Mr. Cornstein is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

(6) Mr. Desai is the sole stockholder, Chairman of the Board of Directors, President and Treasurer of Desai Capital Management Incorporated ("DCMI"). DCMI acts as investment adviser to Equity-Linked Investors-II ("ELI-II"). Mr. Desai is also the managing partner of the general partner of ELI-II. ELI-II holds a total of 674,412 shares of Common Stock of the Holding Company. Under the investment advisory agreements between DCMI and ELI-II, decisions as to the voting or disposition of these securities may be made by DCMI. DCMI and Mr. Desai disclaim beneficial ownership of the securities. The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

(7) According to a Schedule 13G dated January 28, 2000 filed with the Commission by Becker Capital Management, Inc., a registered investment advisor ("Becker"), the indicated number of shares is owned by advisory clients of Becker; Becker has sole voting power with respect to 632,600 of the shares and sole dispositive power with respect to all of the shares, but disclaims beneficial ownership thereof. The address for Becker Capital Management, Inc. is 1211 SW Fifth Avenue, Suite 2185, Portland, Oregon 97204.

(8) According to Amendment No. 1 dated January 28, 2000 to a Schedule 13G dated February 10, 1999 filed with the Commission by Neuberger Berman, LLC and Neuberger Berman, Inc., (collectively, "Neuberger Berman"), Neuberger Berman, LLC is deemed to be a beneficial owner of the indicated number of shares since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, such shares, which are held by many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Neuberger Berman has sole power to vote or direct the voting of 429,000 shares, shared power to vote or direct the voting of none of such shares, sole power to dispose of or direct the disposition of none of such shares, and shared power to dispose of or direct the disposition of 529,000 shares. Employee(s) of Neuberger Berman, LLC and Neuberger Berman Management, Inc. own 35,500 shares in their own personal securities accounts. Neuberger Berman, LLC disclaims beneficial ownership of these shares since these shares were purchased with each employee(s)' personal funds and each employee has exclusive dispositive and voting power over the shares held in their respective accounts. According to the Schedule 13G Amendment, Neuberger Berman, Inc. owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management, Inc. and does not own over 1% of the Holding Company's shares. The address of Neuberger Berman, LLC and Neuberger Berman, Inc. is 605 Third Avenue, New York, New York 10158-3698.

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 24, 2000 by each of the Holding Company's directors (other than Messrs. Lee, Desai and Cornstein, information with respect to each of whom is presented above), the Holding Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and by all directors and executive officers as a group. The Holding Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned (1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               of Class
    -------------------------------------------------------------------     --------------        -------------

    Arthur E. Reiner(2)(3).........................................               79,279               *
    Norman S. Matthews(4)..........................................               76,000               *
    Leslie A. Philip(2)(5).........................................               57,333               *
    Joseph M. Melvin(2)(6).........................................               34,000               *
    Edward Stein(2)(7).............................................               29,933               *
    Bruce E. Zurlnick(2)(8)........................................               12,933               *
    Warren C. Smith, Jr.(9)........................................               12,590               *
    Michael Goldstein(10)..........................................               12,000               *
    Hanne M. Merriman(11)..........................................               10,000               *
    James Martin Kaplan(2).........................................                4,000               *
    John D. Kerin(2)...............................................                1,000               *
    All directors and executive officers
    as a group (13 persons)(12)....................................            2,673,259             24.9%

-----------------------
*Less than one percent.


(1) Based on 10,421,353 shares issued and outstanding on April 24, 2000. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock subject to the terms of the Stockholders' Agreement.

(2) The address of Messrs. Reiner, Kaplan, Kerin, Melvin, Stein and Zurlnick and Ms. Philip is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

(3) Includes options to acquire 34,632 shares of Common Stock having an exercise price of $14.00 per share.

(4) Includes options to acquire an aggregate of 76,000 shares of Common Stock having exercise prices ranging from $8.50 to $16.50 per share. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

(5) Includes options to acquire an aggregate of 57,333 shares of Common Stock having exercise prices ranging from $11.1875 to $23.1875 per share.

(6) Includes options to acquire an aggregate of 34,000 shares of Common Stock having exercise prices ranging from $14.875 to $24.3125 per share.

(7) Includes options to acquire an aggregate of 28,933 shares of Common Stock having exercise prices ranging from $7.23 to $8.25 per share.

(8) Includes options to acquire an aggregate of 12,133 shares of Common Stock having exercise prices ranging from $7.23 to $8.25 per share.

(9) Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

(10) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $13.4375 per share. The address of Mr.
     Goldstein  is c/o Toys "R" Us,  Inc.,  461 From Road,  Paramus,  New Jersey
     07652.


                                         (Footnotes continued on following page)

(11) Includes options to acquire an aggregate of 10,000 shares of Common Stock having exercise prices ranging from $8.50 to $21.3125 per share. Ms. Merriman's address is c/o Hanne Merriman Associates, 3201 New Mexico Avenue, N.W., Washington, DC 20016.


(12) Includes options to acquire 324,698 shares having exercise prices ranging from $7.23 to $24.3125 per share.


Item 13. Certain Relationships and Related Transactions

                              CERTAIN TRANSACTIONS

Stockholders' Agreement

     The Lee Investors, the Desai Investors, the Management Stockholders, all employees holding options to purchase Common Stock, certain private investors and the Holding Company are parties to the Stockholders' Agreement, which sets forth certain rights and obligations of the parties with respect to the Common Stock and corporate governance of the Holding Company. Any employees of Finlay not parties to the Stockholders' Agreement, as amended, who have received or in the future receive options to purchase Common Stock in connection with their employment have also been required or will also be required, as the case may be, to become parties to the Stockholders' Agreement. The Stockholders' Agreement provides that the parties thereto must vote their shares in favor of certain directors who are nominated by the Lee Investors, the Desai Investors, Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The designees of the Lee Investors currently serving on the Board of Directors are Messrs. Lee and Smith; the designee of the Desai Investors is Mr. Desai; the designees of Mr. Cornstein are Messrs. Cornstein and Kaplan; and Mr. Reiner is his own designee. The Stockholders' Agreement also provides for an Executive Committee to consist of at least five directors, including, under certain conditions, designees of Mr. Lee, the Desai Investors and Mr. Cornstein. When a stockholder or group of stockholders loses the right to designate a director, such director is to be designated instead by a majority of the directors of the Holding Company. The Executive Committee of the Holding Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner.

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

Registration Rights Agreement

     The Registration Rights Agreement grants certain registration rights to the Lee Investors, the Desai Investors, certain other investors and the Management Stockholders. Lee Investors and Desai Investors who together hold at least 15% of the outstanding "Registrable Securities" (as defined in the Registration Rights Agreement) are entitled to request jointly, and the Holding Company shall be obligated to effect, up to three registrations of "Registrable Securities". The Lee Investors and the Desai Investors also may demand registration without the other under certain circumstances. The Registration Rights Agreement also provides that stockholders who are parties thereto (other than the Lee Investors and the Desai Investors) holding in the aggregate at least 20% of the "Registrable Securities" then outstanding will have the right on one occasion to require the Holding Company to file a registration statement with the Commission covering all or a portion of their "Registrable Securities" in certain circumstances. In addition, under the Registration Rights Agreement, if the Holding Company proposes to register shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), either for its own account or for the account of others (other than a registration statement relating solely to employee benefit plans), then each party to the Registration Rights Agreement will have the right, subject to certain restrictions and priorities, to request that the Holding Company register its shares of Common Stock in connection with such registration. Under the Registration Rights Agreement, the holders of
"Registrable Securities", on the one hand, and the Holding Company, on the other, agree to indemnify each other for certain liabilities, including liabilities under the Securities Act, in connection with any registration of shares subject to the Registration Rights Agreement.

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

The 1998 Offering

     On April 24, 1998, the Holding Company completed the 1998 Offering involving the sale of 1,800,000 shares of Common Stock at a price of $27.50 per share, of which 567,310 shares were sold by the Holding Company and 1,232,690 shares were sold by certain selling stockholders. In connection with the 1998 Offering, Messrs. Lee, Reiner, Smith and a former employee sold 1,071,921 shares, 100,000 shares, 13,055 shares and 20,200 shares, respectively. A portion of the proceeds received by Mr. Reiner from the sale of such shares was used by him to repay the outstanding balance of a note issued by Mr. Reiner to the Holding Company. See "Executive Compensation - Summary Compensation Table" and "- Employment and Other Agreements and Change of Control Arrangements."

Certain Other Transactions

     Finlay has entered into indemnification agreements with each of Finlay's directors and certain executive officers. The indemnification agreements require, among other things, that Finlay indemnify its directors and executive officers against certain liabilities and associated expenses arising from their service as directors and executive officers of Finlay and reimburse certain related legal and other expenses. In the event of a Change of Control (as defined therein) Finlay will, upon request by an indemnitee under the agreements, create and fund a trust for the benefit of such indemnitee sufficient to satisfy reasonably anticipated claims for indemnification. Finlay will also cover each director and certain executive officers under a directors and officers liability policy maintained by Finlay in such amounts as the Board of Directors of the Holding Company finds reasonable. Although the indemnification agreements offer coverage similar to the provisions in the Holding Company's Restated Certificate of Incorporation and the Delaware General Corporation Law, they provide greater assurance to directors and officers that indemnification will be available because, as contracts, they cannot be modified unilaterally in the future by the Board of Directors or by the stockholders to eliminate the rights they provide.

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

4.2 Indenture dated as of April 24, 1998 between Finlay Jewelry and Marine Midland Bank, as Trustee, relating to Finlay Jewelry's 83/8% Senior Notes due May 1, 2008 issued by Finlay Jewelry (including form of Senior Note) (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 11, 1998).

4.3 Stock Purchase Agreement dated as of May 26, 1993 among the Holding Company, Finlay Jewelry, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit
     4.4 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

4.4(a) Amended and Restated  Stockholders'  Agreement  dated as of March 6, 1995 among the Holding Company, David B. Cornstein, Arthur E. Reiner, Robert S. Lowenstein, Norman S. Matthews, Ronald B. Grudberg, Harold S. Geneen, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, The Lee Holders listed on the signature page thereto, Equity-Linked Investors, L.P., Equity-Linked Investors-II and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

Item
Number
------

4.4(b) Omnibus  Amendment to  Registration  Rights and  Stockholders'  Agreement
     (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

4.5 Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein, Harold S. Geneen, Ronald B. Grudberg, Robert S. Lowenstein, John C. Belknap, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, Andrew U. Belknap, Timothy H. Belknap, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.6 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
     1993).

10.1 Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit
     10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay Jewelry on September 14, 1993).

10.2 The Holding Company's Retirement Income Plan as amended and restated October 1999.

10.3 Executive Medical Benefits Plan of Finlay Jewelry and the Holding Company (incorporated by reference to Exhibit 10.3 of Form S-1 Registration Statement, Registration No. 33-59380).

10.4(a) Employment Agreement dated as of May 26, 1993 between David B. Cornstein and Finlay Jewelry (incorporated by reference to Exhibit 19.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.4(b) Amendment to Employment  Agreement dated as of December 20, 1995 between
     David B. Cornstein and Finlay Jewelry (incorporated by reference to Exhibit
     10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.4(c) Amendment to Employment  Agreement between David B. Cornstein and Finlay
     Jewelry (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

10.4(d) Letter Agreement dated February 1, 1999 by and among Finlay Jewelry, the
     Holding  Company  and David B.  Cornstein  (incorporated  by  reference  to
     Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999, filed by Finlay Jewelry on April 30, 1999).

10.4(e) Consulting  Agreement dated February 1, 1999 among Finlay  Jewelry,  the
     Holding Company and Pinnacle Advisors Limited (incorporated by reference to
     Exhibit 10.5(e) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999, filed by Finlay Jewelry on April 30, 1999).

10.5(a)  Employment  Agreement  dated as of January  3, 1995  among the  Holding
     Company,  Finlay Jewelry and Arthur E. Reiner (incorporated by reference to
     Exhibit 10.7(a) of Form S-1 Registration Statement, Registration No. 33-88938).

Item
Number
------

10.5(b) Executive Securities Purchase Agreement dated as of January 3, 1995 between the Holding Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(b) of Form S-1 Registration Statement, Registration No. 33-88938).

10.5(c) Limited Recourse Secured  Promissory Note dated as of January 3, 1995 by
     Arthur E. Reiner in favor of the Holding  Company  (and  satisfied in April
     1998) (incorporated by reference to Exhibit 10.7(c) of Form S-1 Registration Statement, Registration No. 33-88938).

10.5(d) Stock Pledge  Agreement  dated as of January 3, 1995 between the Holding
     Company and Arthur E. Reiner (and terminated in April 1998) (incorporated by reference to Exhibit 10.7(d) of Form S-1 Registration Statement, Registration No. 33-88938).

10.5(e) Amendment  to  Employment  Agreement  dated as of May 17, 1995 among the
     Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the Annual Report on Form 10-K for the period ended February 1, 1997 filed by Finlay Jewelry on May 1, 1997).

10.5(f) Amendment No. 2 to Employment Agreement dated as of March 5, 1997 among the Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by Finlay Jewelry on June 17, 1997).

10.5(g) Amendment  No. 3 to  Employment  Agreement  dated July 1, 1997 among the
     Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.6(g) filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.5(h) Amendment No. 4 to Employment Agreement dated as of February 16, 2000 among the Holding Company, Finlay Jewelry and Arthur E. Reiner.

10.6(a) Consulting and Option Agreement dated as of July 7, 1993 by and between Finlay Jewelry and Norman S. Matthews (incorporated by reference to Exhibit
     10.00 filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by Finlay Jewelry on April 27, 1994).

10.6(b) Amendment to Consulting and Option Agreement dated as of March 6, 1995 between Norman S. Matthews and Finlay Jewelry (incorporated by reference to
     Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.7 Employment Agreement dated as of April 18, 1997 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.8 filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.8 Tax Allocation Agreement dated as of November 1, 1992 between the Holding Company and Finlay Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

Item
Number
------

10.9 Management Agreement dated as of May 26, 1993 among the Holding Company, Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to
     Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).

10.10Management  Agreement  dated as of May 26, 1993 among the Holding  Company,
     Finlay Jewelry and Desai Capital Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.11(a) Long Term Incentive Plan of the Company  (incorporated  by reference to
     Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.11(b)  Amendment  No. 1 to the Holding  Company's  Long Term  Incentive  Plan
     (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.121997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.13Security Agreement dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.9 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.14Security Agreement and Mortgage--Trademarks, Patents and Copyrights, dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June 30, 1993).

10.15(a) Amended and Restated Credit Agreement dated as of September 11, 1997 among G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the Holding Company and Finlay Jewelry ("Amended Revolving Credit Agreement") (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.15(b) Amendment No. 1 dated as of September 11, 1997 to the Amended Revolving
     Credit Agreement (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry September 16, 1997).

10.15(c) Amendment No. 2 dated October 6, 1997 to the Amended  Revolving  Credit
     Agreement (incorporated by reference to Exhibit 10.2 as part of the Current Report on Form 8-K filed by Finlay Jewelry on October 17, 1997).

10.15(d)  Amendment  No. 3 dated as of April 24, 1998 to the  Amended  Revolving
     Credit Agreement (incorporated by reference to Exhibit 10.1 filed as part of Finlay Jewelry's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998).

Item
Number
------

10.15(e) Amendment  No. 4 dated as of October 28, 1998 to the Amended  Revolving
     Credit Agreement (incorporated by reference to Exhibit 10.25(e) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999, filed by Finlay Jewelry on April 30, 1999).

10.15(f) Amendment  No. 5 dated as of October 28, 1998 to the Amended  Revolving
     Credit Agreement (incorporated by reference to Exhibit 10.25(f) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999, filed by Finlay Jewelry on April 30, 1999).

10.15(g)  Amendment  Agreement  No. 6 dated as of August 3, 1999 to the  Amended
     Revolving Credit Agreement.

10.15(h) Amendment Agreement No. 7 and Waiver dated as of December 31, 1999 to the Amended Revolving Credit Agreement.

10.15(i) Amendment Agreement No. 8 and Consent dated as of March 30, 2000 to the
     Amended Revolving Credit Agreement.

10.15(j)  Amendment  Agreement  No. 9 dated as of April 20,  2000 to the Amended
     Revolving Credit Agreement.

10.16(a)  Separation  Agreement  and Release dated June 6, 1999 between Barry D.
     Scheckner and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1999 filed by Finlay Jewelry on September 14, 1999).

10.16(b) Consulting Agreement dated as of July 31, 1999 between BFM Advisors LLC and Finlay Jewelry (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1999 filed by Finlay Jewelry on September 14, 1999).

10.17Form of Officer's and Director's Indemnification Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3,
     1995).

10.18(a)  Gold  Consignment  Agreement  dated  as of June 15,  1995  (the  "Gold
     Consignment Agreement") between Finlay Jewelry and Rhode Island Hospital Trust National Bank ("RIHT") (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.18(b) Amendment No. 1 and Limited Consent to the Gold  Consignment  Agreement
     (incorporated by reference to Exhibit 10.31(b) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by Finlay Jewelry on May 3, 1996).

Item
Number
------

10.18(c) Amendment No. 2 and Limited Consent dated as of September 10, 1997 to the Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.18(d) Amendment No. 3 and Limited Consent dated as of September 11, 1997 to the Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by Finlay Jewelry on September 16, 1997).

10.18(e) Amendment No. 4 and Limited  Consent dated as of October 6, 1997 to the
     Gold Consignment Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.3 as part of the Current Report on Form 8-K filed by Finlay Jewelry on October 17, 1997).

10.18(f)  Amendment  No. 6 dated as of April  24,  1998 to the Gold  Consignment
     Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.2 filed as part of Finlay Jewelry's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998).

10.18(g) Amendment No. 7 and Limited Consent dated as of October 28, 1998, between Finlay Jewelry and BankBoston, N.A., as successor-in-interest to RIHT (incorporated by reference to Exhibit 10.27(g) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by Finlay Jewelry on April 30, 1999).

10.18(h) Amendment No. 8 and Limited Consent dated as of December 30, 1999, between Finlay Jewelry and BankBoston, N.A., as successor-in-interest to RIHT.

10.18(i) Amendment No. 9 and Limited Consent dated as of March 23, 2000, between
     Finlay Jewelry and Fleet National Bank, formerly known as BankBoston, N.A., as successor-in-interest to RIHT.

10.19Security  Agreement  dated as of June 15, 1995 between  Finlay  Jewelry and
     RIHT (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.20Cash Collateral Agreement dated as of June 15, 1995 between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.21Intercreditor  Agreement  dated as of June 15, 1995  between GE Capital and
     RIHT and acknowledged by Finlay Jewelry (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

Item
Number
------

21.1 Subsidiaries of Finlay Jewelry (incorporated by reference to Exhibit 21.1 filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by Finlay Jewelry on April 30, 1999).

27   Financial Data Schedule.

   (b) Reports on Form 8-K

     On January 19, 2000, Finlay Jewelry filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K reporting the sale by Societe Nouvelle D'Achat De Bijouterie - S.O.N.A.B., a French commercial partnership which is an indirect wholly-owned subsidiary of Finlay Enterprises, Inc. and Finlay Fine Jewelry Corporation ("Sonab"), of certain assets used by Sonab in connection with its operation of leased fine jewelry departments.

     On April 18, 2000, Finlay Jewelry filed with the Commission a Current Report on Form 8-K reporting the purchase by Finlay Fine Jewelry Corporation of certain assets of Jay B. Rudolph, Inc. relating to the operation of leased fine jewelry departments in Dayton's and Hudson's department stores owned by Target Corporation and in department stores owned by Bloomingdale's, Inc.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Finlay Fine Jewelry Corporation

Date: April 24, 2000                   By:       /s/ ARTHUR E. REINER
                                                --------------------------
                                                   Arthur E. Reiner
                                                 Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Name                                Title                  Date
            ----                                -----                  ----

    /s/ ARTHUR E. REINER      Chairman of the Board, President,   April 24, 2000
---------------------------
      Arthur E. Reiner        Chief Executive Officer and Director
                              (Principal Executive Officer)

   /s/ BRUCE E. ZURLNICK      Senior Vice President, Treasurer    April 24, 2000
---------------------------   and Chief Financial Officer
     Bruce E. Zurlnick        (Principal Financial and
                              Accounting Officer)

   /s/ DAVID B. CORNSTEIN     Director                            April 24, 2000
---------------------------
     David B. Cornstein

   /s/ NORMAN S. MATTHEWS     Director                            April 24, 2000
---------------------------
     Norman S. Matthews

  /s/ JAMES MARTIN KAPLAN     Director                            April 24, 2000
---------------------------
    James Martin Kaplan

     /s/ ROHIT M. DESAI       Director                            April 24, 2000
---------------------------
       Rohit M. Desai

     /s/ THOMAS H. LEE        Director                            April 24, 2000
---------------------------
       Thomas H. Lee

  /s/ WARREN C. SMITH, JR.    Director                            April 24, 2000
---------------------------
    Warren C. Smith, Jr.

   /s/ HANNE M. MERRIMAN      Director                            April 24, 2000
---------------------------
     Hanne M. Merriman

   /s/ MICHAEL GOLDSTEIN      Director                            April 24, 2000
---------------------------
     Michael Goldstein

     /s/ JOHN D. KERIN        Director                            April 24, 2000
---------------------------
        John D. Kerin

                         FINLAY FINE JEWELRY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended
 January 31, 1998, January 30, 1999 and January 29, 2000.....................F-3

Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000......F-4

Consolidated Statements of Changes in Stockholder's Equity for the years ended January 31, 1998, January 30, 1999 and January 29, 2000...............F-5

Consolidated Statements of Cash Flows for the years ended
 January 31, 1998, January 30, 1999 and January 29, 2000.....................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Finlay Fine Jewelry Corporation:

     We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 29, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fifty-two weeks ended January 31, 1998, January 30, 1999 and January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 30, 1999 and January 29, 2000, and the results of their operations and their cash flows for the fifty-two weeks ended January 31, 1998, January 30, 1999 and January 29, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
New York, New York
March 21, 2000

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                                             Year Ended
                                                                          --------------------------------------------------
                                                                           January 31,       January 30,        January 29,
                                                                              1998              1999              2000
                                                                          -------------    ---------------    --------------

Sales................................................................     $    769,862     $    863,428       $    912,978
Cost of sales........................................................          371,085          421,450            449,912
Cost of sales - Sonab inventory write-down...........................          -                 -                   7,839
                                                                          -------------    ---------------    --------------
    Gross margin.....................................................          398,777          441,978            455,227
Selling, general and administrative expenses.........................          325,752          364,002            378,112
Nonrecurring charges associated with the sale and
    closure of Sonab.................................................          -                 -                  20,792
Depreciation and amortization........................................           12,163           15,672             16,895
                                                                          -------------    ---------------    --------------
    Income (loss) from operations....................................           60,862           62,304             39,428
Interest expense, net................................................           24,413           24,612             22,565
Nonrecurring interest associated with refinancing....................          -                    417             -
                                                                          -------------    ---------------    --------------
    Income (loss) before income taxes and
      extraordinary charges..........................................           36,449           37,275             16,863
Provision (benefit) for income taxes.................................           15,528           15,323              7,801
                                                                          -------------    ---------------    --------------
    Income (loss) before extraordinary charges.......................           20,921           21,952              9,062
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $3,236............................          -                  4,755             -
                                                                          -------------    ---------------    ---------------
    Net income (loss)................................................     $     20,921     $     17,197       $      9,062
                                                                          =============    ===============    ==============









     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                     January 30,        January 29,
                                                                                         1999              2000
                                                                                     -------------     --------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    16,631       $    34,758
  Accounts receivable - department stores......................................           19,147            22,574
  Other receivables............................................................           23,349            31,074
  Merchandise inventories......................................................          295,265           279,336
  Prepaid expenses and other...................................................            2,367             2,067
                                                                                     -------------     --------------
     Total current assets......................................................          356,759           369,809
                                                                                     -------------     --------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          106,735           110,017
  Less - accumulated depreciation and amortization.............................           36,620            40,439
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           70,115            69,578
                                                                                     -------------     --------------
Deferred charges and other assets..............................................           13,982            18,802
Goodwill.......................................................................          100,547            96,805
                                                                                     -------------     --------------
     Total assets..............................................................      $   541,403       $   554,994
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable - trade.....................................................      $   160,424       $   149,782
  Accrued liabilities:
     Accrued salaries and benefits.............................................           15,760            23,094
     Accrued miscellaneous taxes...............................................            4,704             6,296
     Accrued interest..........................................................            3,448             3,633
     Other.....................................................................           16,075            19,240
  Income taxes payable.........................................................           23,991            28,494
  Deferred income taxes........................................................            2,166             1,674
  Due to parent................................................................            3,468             4,900
                                                                                     -------------     --------------
     Total current liabilities.................................................          230,036           237,113
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................            9,284            10,855
                                                                                     -------------     --------------
     Total liabilities.........................................................          389,320           397,968
                                                                                     -------------     --------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................           -                  -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................           73,897            74,051
  Foreign currency translation adjustment......................................           (4,789)            -
                                                                                     -------------     --------------
     Total stockholder's equity................................................          152,083           157,026
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   541,403       $   554,994
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)




                                             Common Stock                                  Foreign
                                         ------------------    Additional                  Currency        Total
                                           Number               Paid-in      Retained    Translation   Stockholder's   Comprehensive
                                         of shares   Amount     Capital      Earnings     Adjustment       Equity          Income
                                         ---------- -------   -----------   ----------   ------------  --------------  -------------
Balance, February 1, 1997.........          1,000   $  -      $   44,851    $  44,609    $   (3,050)   $    86,410
  Net income (loss)...............            -        -           -           20,921          -            20,921     $     20,921
  Foreign currency translation
     adjustment...................            -        -           -            -            (3,793)        (3,793)          (3,793)
                                                                                                                       -------------
  Comprehensive income............            -        -           -            -              -             -         $     17,128
  Dividends on Common Stock.......            -        -           -           (1,712)         -            (1,712)    =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 31, 1998.........          1,000      -          44,851       63,818        (6,843)       101,826
  Net income (loss)...............            -        -           -           17,197          -            17,197     $     17,197
  Capital contribution from parent            -        -          38,124        -              -            38,124
  Foreign currency translation
     adjustment...................            -        -           -            -             2,054          2,054            2,054
                                                                                                                       -------------
  Comprehensive income............            -        -           -            -              -             -         $     19,251
  Dividends on Common Stock.......            -        -           -           (7,118)         -            (7,118)    =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 30, 1999.........          1,000      -          82,975       73,897        (4,789)       152,083
  Net income (loss)...............            -        -           -            9,062          -             9,062     $      9,062
  Foreign currency translation
     adjustment...................            -        -           -            -             4,789          4,789            4,789
                                                                                                                       -------------
  Comprehensive income............            -        -           -            -              -            -          $     13,851
  Dividends on Common Stock.......            -        -           -           (8,908)         -            (8,908)    =============
                                         ---------- -------   -----------   ----------   ------------  --------------
Balance, January 29, 2000.........          1,000   $  -      $   82,975    $  74,051    $     -       $   157,026
                                         ========== =======   ===========   ==========   ============  ==============










     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                                 Year Ended
                                                                                ----------------------------------------------
                                                                                 January 31,      January 30,     January 29,
                                                                                    1998             1999            2000
                                                                                -------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................................     $   20,921       $   17,197      $    9,062
  Adjustments to reconcile net income (loss) to net cash provided from  (used in) operating activities:
  Depreciation and amortization............................................         13,195           16,703          17,749
  Write-off of deferred financing costs....................................          -                2,023           -
  Redemption premium.......................................................          -                5,378           -
  Loss on sale and closure of Sonab........................................          -                -              18,672
  Other, net...............................................................          1,495              381           2,172
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 11) and disposition of Sonab
     assets (Note 12):
     Increase in accounts and other receivables............................         (8,806)         (14,606)         (4,655)
     Increase in merchandise inventories...................................        (15,360)         (10,635)         (2,311)
     (Increase) decrease in prepaid expenses and other.....................            385             (548)            239
     Increase in accounts payable and accrued liabilities..................         22,038           11,367           6,329
     Increase (decrease) in deferred income taxes..........................            416              946            (492)
     Increase (decrease) in due to parent..................................         40,030          (41,224)           (317)
                                                                                -------------    ------------    -------------
        NET CASH PROVIDED FROM (USED IN) OPERATING
          ACTIVITIES.......................................................         74,314          (13,018)         46,448
                                                                                -------------    ------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............        (19,338)         (12,991)        (14,972)
  Payment for purchase of Diamond Park assets..............................        (57,642)          (4,857)          -
  Proceeds from sale of Sonab assets.......................................          -                -               1,155
  Deferred charges and other...............................................         (2,386)          (5,286)         (7,237)
                                                                                -------------    ------------    -------------
        NET CASH USED IN INVESTING ACTIVITIES..............................        (79,366)         (23,134)        (21,054)
                                                                                -------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................        564,510          735,637         620,286
  Principal payments on revolving credit facility..........................       (564,510)        (735,637)       (620,286)
  Prepayment of Old Notes..................................................          -             (135,000)          -
  Payment of redemption premium............................................          -               (5,378)          -
  Capital contribution from parent.........................................          -               38,124           -
  Proceeds from senior note offering.......................................          -              150,000           -
  Payment of dividends.....................................................          -               (3,506)         (7,159)
  Capitalized financing costs..............................................         (2,347)          (4,173)          -
  Other, net...............................................................             (2)           -               -
                                                                                -------------    ------------    -------------
        NET CASH PROVIDED FROM (USED IN) FINANCING
           ACTIVITIES......................................................         (2,349)          40,067          (7,159)
                                                                                -------------    ------------    -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH............................           (336)              61            (108)
                                                                                -------------    ------------    -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (7,737)           3,976          18,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................         20,392           12,655          16,631
                                                                                -------------    ------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $   12,655       $   16,631      $   34,758
                                                                                =============    ============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY AND SIGNIFICANT TRANSACTIONS

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly owned subsidiaries, "Finlay Jewelry"), is a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"). References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

1998 Offering and Refinancing

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the revolving credit agreement (the "Revolving Credit Agreement"), with General Electric Capital Corporation ("G.E. Capital") and the other lenders named therein, was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 105/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $8.0 million, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to write off deferred financing costs associated with the Old Notes.

1997 Public Offering

     On October 21, 1997, the Holding Company completed a public offering (the "1997 Offering") of 3,450,000 shares of its Common Stock at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Holding Company. Net proceeds to the Holding Company from the 1997 Offering were $38,124,000. The Holding Company purchased inventory using the net proceeds and subsequently sold this inventory to Finlay Jewelry. In addition, Finlay Jewelry was charged a service fee by the Holding Company, in 1997, of $1.9 million which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

                      FINLAY FINE JEWELRY CORPORATION NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fiscal Year: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1997, 1998, 1999 and 2000 relate to the fiscal years ended on January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. Market represents estimated realizable value after providing for a normal profit margin. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 31, 1998, January 30, 1999 and January 29, 2000, the gain/loss on open futures contracts was not material. Finlay Jewelry did not have any open positions in futures contracts for gold at January 30, 1999. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expire during the first quarter of 2000. The fair market value of such contracts was $7.4 million at January 29, 2000.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings or in comprehensive income (as defined below), as applicable. Finlay Jewelry is currently evaluating the impact of adopting SFAS No. 133.

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

     Software Development Costs: Software development costs have been accounted for in accordance with Statement of Position No. 98-1 (the "SOP"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which Finlay Jewelry adopted in 1999. The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     At January 30, 1999 and January 29, 2000, net capitalized software costs totaled $7.6 million and $13.5 million, respectively, and are included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets. In 1999, Finlay Jewelry capitalized $560,000 of internal direct costs and $300,000 of interest in connection with the implementation of certain software projects.

     Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to 1988 reorganization and the Diamond Park Acquisition (as defined in Note 11) is being amortized over 40 years and 20 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1997, 1998 and 1999 totaled $3,367,000, $3,724,000 and $3,726,000, respectively.
Accumulated amortization of Goodwill at January 30, 1999 and January 29, 2000 totaled $31,612,000 and $34,539,000, respectively.

     Foreign Currency Translation: Results of operations for Finlay Jewelry's foreign subsidiary were translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities were translated using current rates in accordance with SFAS No. 52, "Foreign Currency Translation". The resulting translation adjustments were recorded directly into a separate component of Stockholders' equity, the balance of which was written off in conjunction with the 1999 sale and closure of Sonab (refer to Note 12).

     Comprehensive Income: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which are recorded directly to stockholders' equity and, therefore, bypass net income. Finlay Jewelry has chosen to disclose comprehensive income, which encompasses net income and the foreign currency translation adjustment, in the accompanying Consolidated Statements of Changes in Stockholder's Equity.

     Debt Issuance Costs: Debt issuance costs are amortized using the straight line method over the term of the related debt agreements. Net debt issuance costs totaled $5,697,000 at January 30, 1999 and $4,727,000 at January 29, 2000.
The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1997, 1998 and 1999 totaled $889,000, $1,030,000 and $1,012,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     Revenue Recognition: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its host department store customers, net of anticipated returns.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 1997, 1998 and 1999, gross advertising expenses, before vendor support, were $47,913,000, $55,287,000 and $55,053,000, respectively, and are included in Selling, general and
administrative   expenses  in  the  accompanying   Consolidated   Statements  of
Operations.

     Statements of Cash Flows: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid (net of capitalized interest), during 1997, 1998 and 1999 was $23,347,000, $24,453,000 and $21,368,000, respectively. Income taxes paid in
1997, 1998 and 1999 totaled $10,630,000, $396,000 and $3,309,000, respectively.

     Fair Value of Financial Instruments: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value due to the short-term maturity of these instruments. Marketable securities are recorded in the consolidated financial statements at current market value, which approximates cost. The fair value of Finlay Jewelry's debt and off-balance sheet financial instruments are disclosed in Note 4 and in Merchandise Inventories above.

     Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are disclosed, in Note 5, as if the fair value method had been applied.

     Accounting for the Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Based upon this analysis, Finlay Jewelry has not recorded any impairment charges since the adoption of this Statement.

     Seasonality: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                            January 30,             January 29,
                                                                               1999                    2000
                                                                          ----------------       ------------------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $      300,777        $        283,717
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................               5,512                   4,381
                                                                          ----------------       ------------------
                                                                            $     295,265        $        279,336
                                                                          ================       ==================

     The LIFO method had the effect of increasing Income before income taxes in 1997, 1998 and 1999 by $2,330,000, $1,011,000 and $1,131,000, respectively.
Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $21,000,000 lower than that for financial reporting purposes at January 29, 2000.

     Approximately $283,793,000 and $329,850,000 at January 30, 1999 and January 29, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 100,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 30, 1999 and January 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 78,836 and 77,538 fine troy ounces, respectively, valued at approximately $22.5 million and $22.2 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 30, 1999 and January 29, 2000, was approximately 3.0% and 3.8%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended January 30, 1999 and January 29, 2000 are consignment fees of $615,000 and $1,007,000, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (continued)

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended January 29, 2000.

NOTE 4--SHORT AND LONG-TERM DEBT

     The Holding Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay with a senior secured revolving line of credit of up to $275.0 million (the "Revolving Credit Facility"), a portion of which is available to the Holding Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement for the issuance or guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

     The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended January 29, 2000.

     There were no amounts outstanding at January 30, 1999 or January 29, 2000 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1997, 1998 and 1999 were $189,200,000, $176,000,000 and $158,200,000, respectively. The average amounts outstanding for the same periods were $107,700,000, $123,800,000 (adjusted for the impact of the temporary paydown of the Revolving Credit Facility due to certain call requirements associated with the Old Debentures and the Old Notes) and $104,200,000, respectively. The weighted average interest rates were 7.9%, 7.6% and 7.4% for 1997, 1998 and 1999, respectively.

     At January 30, 1999 and January 29, 2000, Finlay had letters of credit outstanding totaling $6.7 million and $2.3 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:
                                                                          January 30,        January 29,
                                                                              1999              2000
                                                                         -------------     --------------
                                                                                 (in thousands)
         Senior Notes (a).........................................       $    150,000      $    150,000
                                                                         =============     ==============

------------------------
(a) On April 24, 1998, as part of the Refinancing, Finlay Jewelry issued 83/8% Senior Notes due May 1, 2008 with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

     The fair value of the Senior Notes at January 29, 2000, determined based on market quotes, was $135,000,000.

     On April 24, 1998, as part of the Refinancing, the Holding Company issued 9% Senior Debentures due May 1, 2008 with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The indenture relating to the Senior Debentures (the "Senior Debenture Indenture") contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     Finlay was in compliance with all of the provisions of the Senior Note and Senior Debenture Indentures as of and for the year ended January 29, 2000.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending January 29, 2005 and thereafter are as follows:

                                                               (in thousands)
                                                               ---------------
    2000................................................       $     -
    2001................................................             -
    2002................................................             -
    2003................................................             -
    2004................................................             -
    Thereafter..........................................             150,000
                                                               ---------------
                                                               $     150,000
                                                               ===============

     Interest  expense  for  1997,  1998 and 1999 was  $24,448,000,  $24,898,000
(including $417,000 of nonrecurring interest associated with the Refinancing) and $22,665,000, respectively. Interest income for the same periods was $35,000, $108,000 and $100,000, respectively.

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

Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of January 29, 2000, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 554,518 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $21.00 per share.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 583,882 shares, as of January 29, 2000, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $8.25 per share to $24.313 per share.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income would have been reduced by $330,000 in 1997, $601,000 in 1998 and $773,000 in 1999. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1997, 1998 and 1999 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $14.95 in 1997, $16.15 in 1998 and $11.80 in 1999 and the following weighted average assumptions: risk free interest rate of 6.57%, 5.17% and 6.03% for 1997, 1998 and 1999, respectively, expected life of seven years for each of 1997, 1998 and 1999 and volatility of 32.98% for 1997, 44.95% for 1998 and 48.57% for 1999. The weighted average fair value of options granted in 1997, 1998 and 1999 was $7.33, $8.88 and $4.54, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF COMMON STOCK (continued)

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 1997, 1998 and 1999:


                                                  1997                          1998                            1999
                                       ---------------------------    --------------------------     ---------------------------
                                       Number of       Wtd. Avg.      Number of      Wtd. Avg.        Number of      Wtd. Avg.
                                        Options        Ex. Price       Options       Ex. Price         Options       Ex. Price
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at beginning of year...       523,767      $    11.93        989,500     $    13.55        1,117,833     $    10.27
Granted............................       505,167           14.95        201,067          16.15           71,000          11.80
Exercised..........................       (23,241)           8.74        (56,993)          8.69          (11,000)          7.23
Forfeited..........................       (16,193)          11.25        (15,741)         13.03          (39,433)         14.14
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at end of year.........       989,500           13.55      1,117,833          10.27        1,138,400           9.79
                                       ===========     ===========    ===========    ===========     ============    ===========
Exercisable at end of year.........       282,020      $    11.47        349,660     $    11.32          436,801     $    10.88

     The options outstanding at January 29, 2000 have exercise prices between $7.23 and $24.31, with a weighted average exercise price of $9.79 and a weighted average remaining contractual life of 6.73 years. Options generally vest in five years and expire in ten years from their dates of grant.

     Upon the commencement of his employment, an executive officer of the Holding Company purchased 138,525 shares of Common Stock (the "Purchased Shares"), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Holding Company in the amount of $1,001,538. On April 24, 1998, the executive officer sold 100,000 of the Purchased Shares and repaid the note.

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

NOTE 6--LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         January 31,      January 30,     January 29,
                                                             1998            1999            2000
                                                         -------------    ------------    ------------
           Minimum fees..............................    $     9,732     $     24,824    $     22,264
           Contingent fees...........................        115,331          115,720         126,518
                                                         -------------    ------------    ------------
                Total................................    $   125,063      $   140,544     $   148,782
                                                         =============    ============    ============

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 29, 2000:

                                                                                  (in
                                                                              thousands)
                                                                             --------------
                  2000.................................................      $    15,851
                  2001.................................................            3,530
                  2002                                                             3,510
                  2003                                                             3,270
                  2004                                                             3,244
                  Thereafter...........................................            7,690
                                                                             --------------
                       Total minimum payments required.................       $   37,095
                                                                             ==============

NOTE 7--PENSION PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year. The cost of the defined contribution plan maintained by Finlay totaled $1,771,000, $2,043,000 and $2,074,000 for 1997, 1998 and 1999,
respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

     Deferred tax assets and liabilities at year end are as follows:

                                                                                                 Year Ended
                                                                                        ------------------------------
                                                                                        January 30,      January 29,
                                                                                           1999              2000
                                                                                        ------------     -------------
                                                                                               (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization...............................................       $     3,483      $     3,483
  Expense not currently deductible...............................................             2,832            3,043
  ITC carryover..................................................................               301               31
  AMT credit.....................................................................               566              566
                                                                                        ------------     -------------
                                                                                              7,182            7,123
  Valuation allowance............................................................               401              131
                                                                                        ------------     -------------
     Total current...............................................................             6,781            6,992
                                                                                        ------------     -------------
  Deferred financing costs-non-current...........................................               191              190
                                                                                        ------------     -------------
     Total non-current...........................................................               191              190
                                                                                        ------------     -------------
        Total deferred tax assets................................................             6,972            7,182
                                                                                        ------------     -------------
Deferred Tax Liabilities
  LIFO inventory valuation.......................................................             8,947            8,666
                                                                                        ------------     -------------
     Total current...............................................................             8,947            8,666
                                                                                        ------------     -------------
  Depreciation...................................................................             9,214           10,795
                                                                                        ------------     -------------
     Total non-current...........................................................             9,214           10,795
                                                                                        ------------     -------------
        Total deferred tax liabilities...........................................            18,161           19,461
                                                                                        ------------     -------------
          Net deferred income tax liabilities....................................       $    11,189      $    12,279
                                                                                        ============     =============
     Net current deferred income tax liabilities.................................       $     2,166      $     1,674
     Net non-current deferred income tax liabilities.............................             9,023           10,605
                                                                                        ------------     -------------
          Net deferred income tax liabilities....................................       $    11,189      $    12,279
                                                                                        ============     =============

     The components of income tax expense are as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         January 31,      January 30,     January 29,
                                                             1998            1999            2000
                                                         -------------    ------------    ------------
           Current domestic taxes....................    $    13,110      $   14,880      $    7,122
           Current foreign taxes.....................            600          (1,759)           (410)
           Deferred taxes............................          1,818           2,202           1,089
                                                         -------------    ------------    ------------
           Income tax expense........................    $    15,528      $   15,323      $    7,801
                                                         =============    ============    ============


                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         January 31,      January 30,     January 29,
                                                             1998            1999            2000
                                                         -------------    ------------    ------------
     Federal Statutory provision....................     $    12,757      $    13,046     $     5,902
     Foreign taxes..................................             600           (1,759)           (410)
     State tax, net of federal benefit..............           1,589            1,096             714
     Non-deductible amortization....................           1,037            1,037           1,037
     Loss (benefit) of foreign tax credit...........            (600)           1,759             410
     Other..........................................             145              144             148
                                                         -------------    ------------    ------------
     Provision for income taxes.....................     $    15,528      $    15,323     $     7,801
                                                         =============    ============    ============

     Section 382 of the Code restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's NOL and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 1999, Finlay Jewelry has a NOL carryforward for tax purposes of approximately $7,500,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $3,500,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 1999, Finlay Jewelry had investment tax credit ("ITC") carryovers of approximately $31,000 which expire in 2000. At October 31, 1999, Finlay Jewelry also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes. An additional change in ownership within the meaning of
Section 382 of the Code occurred as a result of the 1997 Offering. However, there were no additional restrictions upon Finlay Jewelry's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of January 29, 2000. Management determined at January 29, 2000, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 1999 of an ITC carryover.

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

     Finlay Jewelry has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of one year and has a remaining aggregate minimum value of $750,000 as of January 29, 2000.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. During 1999, dividends of $8,909,000 were declared and $7,159,000 was distributed to the Holding Company. During 1998, dividends of $7,118,000 were declared and $3,506,000 was distributed to the Holding Company. During 1997, dividends of $1,712,000 were declared.

     Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Approximately 72%, 68% and 68% of Finlay's domestic sales in 1997, 1998 and 1999, respectively, were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which 49%, 47% and 46% represented Finlay's domestic sales in May and 23%, 21% and 22% represented Finlay's domestic sales in Federated. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1998 and 1999 (dollars in thousands):

                                                                         Year Ended January 30, 1999
                                                      ------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter         Quarter (a)        Quarter           Quarter
                                                      ------------     --------------    ------------     --------------
  Sales..........................................     $   160,992       $    177,366     $   165,894      $    359,176
  Gross margin...................................          82,888             90,057          84,687           184,346
  Net income (loss)..............................          (2,574)            (5,093)         (2,655)           27,519


                                                                         Year Ended January 29, 2000
                                                      ------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter           Quarter          Quarter         Quarter (b)
                                                      ------------     --------------    ------------     --------------
  Sales..........................................     $   168,379       $    183,367     $   175,280      $    385,952
  Gross margin...................................          86,460             92,929          88,649           187,189
  Net income (loss)..............................          (1,847)               595          (2,145)           12,459


----------------------
(a) The second quarter of 1998 includes $417,000 of nonrecurring interest expense associated with the refinancing of the Old Notes and an extraordinary charge, net of tax, of $4,755,000 in conjunction with the repayment of the Old Notes.

(b) The fourth quarter of 1999 includes a pre-tax nonrecurring charge totaling $28,631,000 associated with sale and closure of Sonab.

NOTE 11--DIAMOND PARK ACQUISITION

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--DIAMOND PARK ACQUISITION (continued)

     The Diamond Park Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former Diamond Park departments have been included in Finlay Jewelry's consolidated financial statements since the date of the acquisition. Finlay Jewelry has recorded goodwill of approximately $12.4 million.

     The purchase price allocation as of January 30, 1999 is as follows:

         Payment for purchase of Diamond Park assets....................                    $   62,481
           Inventory....................................................     $   47,112
              Fixed assets..............................................          4,443
              Prepaid and other assets..................................            900
              Acquisition and integration costs.........................         (1,520)
              Other.....................................................           (836)
                                                                             -----------
         Fair value of assets acquired and costs incurred...............                        50,099
                                                                                            ------------
         Goodwill.......................................................                    $   12,382
                                                                                            ============

     Unaudited pro forma combined results of operations for the year ended January 31, 1998, prepared assuming the Diamond Park Acquisition occurred at the beginning of the period, reflects sales of $822.8 million and net income (loss) of $19.7 million. This pro forma information is provided for informational purposes only and is based on historical information, as well as certain assumptions and estimates. This pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company.

NOTE 12--SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds with the balance of $8.7 million included Other receivables in the accompanying Consolidated Balance Sheets. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--SALE AND CLOSURE OF SONAB (continued)

     Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The pre-tax components of the charge, the related income tax effects and the net cash portion of the charge are as follows (dollars in millions):

      Costs associated with the write-down of inventory for liquidation................         $    7.8
      Costs associated with the write off of undepreciated fixed assets................              1.5
      Realization of foreign exchange losses...........................................              9.2
      Payroll and severance costs......................................................              5.0
      Other close-down costs (a).......................................................              5.1
                                                                                                -----------

      Sub-total........................................................................             28.6
      Income tax benefit...............................................................            (11.6)
                                                                                                -----------

      Net after tax....................................................................             17.0
      Non cash-Foreign exchange losses above...........................................             (9.2)
                                                                                                -----------

      Net cash portion of charge.......................................................         $    7.8
                                                                                                ===========

------------------------
(a) Including transfer of inventory, furniture removal, main office costs during close down period, lease termination costs, outstanding litigation and professional fees.

     Included in the accompanying Consolidated Balance Sheets at January 29, 2000 under the caption of Accrued Salaries and benefits is $5.0 million for payroll and severance costs and under the caption of Other accrued liabilities is approximately $4.5 million for various close-down costs.

NOTE 13--SUBSEQUENT EVENT (UNAUDITED) - JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $21.1 million, subject to certain post-closing adjustments. By acquiring J.B. Rudolph, Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the acquisition of J.B. Rudolph with borrowings under the Revolving Credit Agreement.