Form 10-Q
period 2000-04-29
FINLAY FINE JEWELRY CORP
filed 2000-06-13
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended April 29, 2000
                                                   --------------

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Yes _X_*                 No ____

As of June 9, 2000, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED APRIL 29, 2000

                                      INDEX

                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations for
                  the thirteen weeks ended May 1, 1999 and
                  April 29, 2000 ............................................  1

                  Consolidated Balance Sheets as of January 29, 2000
                  and April 29, 2000 ........................................  2

                  Consolidated Statements of Changes in
                  Stockholder's Equity for the year ended
                  January 29, 2000 and thirteen weeks
                  ended April 29, 2000 ......................................  3

                  Consolidated Statements of Cash Flows for the
                  thirteen weeks ended May 1, 1999 and April 29, 2000 .......  4

                  Notes to Consolidated Financial Statements ................  5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .............  9

     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk ......................................... 14


PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K .......................... 15

SIGNATURES .................................................................. 16

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                        -----------------------
                                                          MAY 1,       APRIL 29,
                                                           1999          2000
                                                        ---------     ---------

Sales ..............................................    $ 168,379     $ 178,614
Cost of sales ......................................       81,919        87,336
                                                        ---------     ---------
   Gross margin ....................................       86,460        91,278
Selling, general and administrative expenses .......       79,683        82,494
Depreciation and amortization ......................        4,200         4,204
                                                        ---------     ---------
   Income (loss) from operations ...................        2,577         4,580
Interest expense, net ..............................        5,272         5,161
                                                        ---------     ---------
   Income (loss) before income taxes ...............       (2,695)         (581)
Provision (benefit) for income taxes ...............         (848)          (66)
                                                        ---------     ---------
   Net income (loss) ...............................    $  (1,847)    $    (515)
                                                        =========     =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     (UNAUDITED)
                                                          JANUARY 29,  APRIL 29,
                                                              2000        2000
                                                            --------    --------
                            ASSETS

Current assets
     Cash and cash equivalents .........................    $ 34,758    $  7,735
     Accounts receivable - department stores ...........      22,574      36,412
     Other receivables .................................      31,074      36,296
     Merchandise inventories ...........................     279,336     320,198
     Prepaid expenses and other ........................       2,067       4,225
                                                            --------    --------
         Total current assets ..........................     369,809     404,866
                                                            --------    --------
Fixed assets
     Equipment, fixtures and leasehold improvements ....     110,017     116,055
     Less - accumulated depreciation and amortization ..      40,439      41,722
                                                            --------    --------
         Fixed assets, net .............................      69,578      74,333
                                                            --------    --------
Deferred charges and other assets ......................      18,802      18,831
Goodwill ...............................................      96,805      97,614
                                                            --------    --------
         Total assets ..................................    $554,994    $595,644
                                                            ========    ========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable ........................................    $     --    $ 86,609
  Accounts payable - trade .............................     149,782     105,290
  Accrued liabilities:
      Accrued salaries and benefits ....................      23,094      19,007
      Accrued miscellaneous taxes ......................       6,296       5,567
      Accrued interest .................................       3,633       7,310
      Other ............................................      19,240      21,682
  Income taxes payable .................................      28,494      25,999
  Deferred income taxes ................................       1,674       1,545
  Due to parent ........................................       4,900       7,140
                                                            --------    --------
     Total current liabilities .........................     237,113     280,149
Long-term debt .........................................     150,000     150,000
Other non-current liabilities ..........................      10,855      11,242
                                                            --------    --------
     Total liabilities .................................     397,968     441,391
                                                            --------    --------
Stockholder's equity
  Common Stock, par value $.01 per share;
    authorized 5,000 shares;
    issued and outstanding 1,000 shares ................          --          --
  Additional paid-in capital ...........................      82,975      82,975
  Retained earnings ....................................      74,051      71,278
                                                            --------    --------
     Total stockholder's equity ........................     157,026     154,253
                                                            --------    --------
     Total liabilities and stockholder's equity ........    $554,994    $595,644
                                                            ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON STOCK                                      FOREIGN
                                                    --------------------    ADDITIONAL                   CURRENCY         TOTAL
                                                     NUMBER                   PAID-IN      RETAINED    TRANSLATION    STOCKHOLDER'S
                                                    OF SHARES     AMOUNT      CAPITAL      EARNINGS     ADJUSTMENT        EQUITY
                                                    ---------    -------      -------      --------       -------       ---------
Balance, January 30, 1999 ......................      1,000           --      $82,975      $ 73,897       $(4,789)      $ 152,083
     Net income (loss) .........................         --           --           --         9,062            --           9,062
     Foreign currency translation
         adjustment ............................         --           --           --            --         4,789           4,789
     Dividends on Common Stock .................         --           --           --        (8,908)           --          (8,908)
                                                      -----      -------      -------      --------       -------       ---------
Balance, January 29, 2000 ......................      1,000           --       82,975        74,051            --         157,026
     Net income (loss) .........................         --           --           --          (515)           --            (515)
     Dividends on Common Stock .................         --           --           --        (2,258)           --          (2,258)
                                                      -----      -------      -------      --------       -------       ---------
Balance, April 29, 2000 (unaudited) ............      1,000      $    --      $82,975      $ 71,278       $    --       $ 154,253
                                                      =====      =======      =======      ========       =======       =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                        -----------------------
                                                          MAY 1,       APRIL 29,
                                                           1999          2000
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................    $  (1,847)    $    (515)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization ....................        4,453         4,458
  Other, net .......................................          550           822
  Changes in operating assets and liabilities,
    net of effect from purchase of
    J.B. Rudolph assets (Note 6):
      Increase in accounts and other receivables ...      (18,587)      (26,123)
      Increase in merchandise inventories ..........       (9,962)      (24,579)
      Increase in prepaid expenses and other .......       (1,112)       (2,172)
      Decrease in accounts payable and
        accrued liabilities ........................      (59,371)      (46,731)
      Decrease in due to parent ....................         (355)          (17)
                                                        ---------     ---------
        NET CASH USED IN OPERATING ACTIVITIES ......      (86,231)      (94,857)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and
    leasehold improvements .........................       (3,877)       (3,833)
  Deferred charges and other, net ..................       (2,281)         (554)
  Proceeds from sale of Sonab assets ...............           --         6,792
  Payment for purchase of J. B. Rudolph assets .....           --       (20,605)
                                                        ---------     ---------
        NET CASH USED IN INVESTING ACTIVITIES ......       (6,158)      (18,200)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ..........      185,976       202,919
  Principal payments on revolving credit facility ..     (106,691)     (116,310)
                                                        ---------     ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES        79,285        86,609
                                                        ---------     ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ....         (137)         (575)
                                                        ---------     ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ......      (13,241)      (27,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....       16,631        34,758
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........    $   3,390     $   7,735
                                                        =========     =========

Supplemental disclosure of cash flow information:

  Interest paid ....................................    $   1,680     $   1,228
  Income taxes paid (received) .....................       (3,290)        2,654



                   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of April 29, 2000, and the results of operations and cash flows for the thirteen weeks ended May 1, 1999 and April 29, 2000. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2000 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended January 29, 2000 ("Form 10-K") previously filed with the Commission.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1997, 1998, 1999 and 2000 relate to the fiscal years ending January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001, respectively. Each of the fiscal years includes 52 weeks, except 2000 includes 53 weeks.

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 1999, the only nonowner change in equity related to the foreign currency translation adjustment. For the thirteen weeks ended May 1, 1999, the comprehensive loss was $4.7 million. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss).

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States. Over the past three fiscal years, the fourth quarter accounted for an average of 43% of Finlay's domestic sales due to the seasonality of the retail jewelry industry. Approximately 46% of Finlay's domestic sales in 1999 were from operations in The May Department Stores Company ("May") and 22% in departments operated in store groups owned by Federated Department Stores.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES

         Merchandise inventories consisted of the following:

                                                                     (UNAUDITED)
                                                       JANUARY 29,     APRIL 29,
                                                          2000           2000
                                                        --------       --------
                                                             (IN THOUSANDS)

Jewelry goods - rings, watches and
  other fine jewelry (specific
  identification basis) ..........................      $283,717       $324,666
Less: Excess of specific identification
  cost over LIFO inventory value .................         4,381          4,468
                                                        --------       --------
                                                        $279,336       $320,198
                                                        ========       ========

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended May 1, 1999 and April 29, 2000 by $92,000 and $88,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $329,850,000 and $359,593,000 at January 29, 2000 and April 29, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 100,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At April 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 91,426 fine troy ounces, valued at approximately $25.2 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expired during the first quarter of 2000. At April 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 38,000 fine troy ounces, valued at $10.8 million, which expire during the fall of 2000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (CONTINUED)

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings or in comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Finlay is currently evaluating the impact of adopting SFAS No. 133.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                                       THIRTEEN WEEKS ENDED
                                                     ------------------------
                                                      MAY 1,         APRIL 29,
                                                       1999             2000
                                                     -------          -------
                                                          (IN THOUSANDS)

Minimum fees ....................................    $ 4,163          $ 2,764
Contingent fees .................................     23,433           26,463
                                                     -------          -------
     Total ......................................    $27,596          $29,227
                                                     =======          =======

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses.

NOTE 6 - JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory and fixed assets. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the J.B. Rudolph Acquisition with borrowings under Finlay's revolving credit agreement with General Electric Credit Corporation and the other lenders thereto (the "Revolving Credit Agreement").

     The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay's consolidated financial statements since the date of acquisition. Finlay has recorded goodwill of $1.7 million based on a preliminary purchase price allocation. Goodwill is being amortized over a period of ten years.

PART I - FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                          ----------------------
                                                          MAY 1,       APRIL 29,
                                                           1999          2000
                                                          ------        ------
Sales ..............................................       100.0%        100.0%
Cost of sales ......................................        48.7          48.9
                                                          ------        ------
       Gross margin ................................        51.3          51.1
Selling, general and administrative expenses .......        47.3          46.2
Depreciation and amortization ......................         2.5           2.4
                                                          ------        ------
       Income (loss) from operations ...............         1.5           2.5
Interest expense, net ..............................         3.1           2.8
                                                          ------        ------
       Income (loss) before income taxes ...........        (1.6)         (0.3)
Provision (benefit) for income taxes ...............        (0.5)           --
                                                          ------        ------
       Net income (loss) ...........................        (1.1)%        (0.3)%
                                                          ======        ======

THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED WITH THIRTEEN WEEKS ENDED
MAY 1, 1999

     SALES. Sales for the thirteen weeks ended April 29, 2000 increased $10.2 million, or 6.1%, over the comparable period in 1999. On a domestic basis, sales increased $16.0 million, or 9.8%, over the 1999 period. Comparable department sales (departments open for the same months during comparable periods) increased 4.7%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning its departments as a "destination location" for fine jewelry. Sales from the operation of net new departments contributed $2.3 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999.

     During the thirteen weeks ended April 29, 2000, Finlay opened 66 departments and closed seven departments. The openings included 57 departments as a result of the J.B. Rudolph Acquisition, including 23 departments in Bloomingdale's, 13 departments in Dayton's and 21 departments in Hudson's, seven departments as a result of May's acquisition of ZCMI and two departments within existing store groups. The closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $4.8 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%. On a domestic basis, gross margin as a percentage of sales decreased by 0.4% primarily attributable to management's efforts to increase market penetration and market share through its pricing strategy as well as intensified promotional activity by the host stores, including an increased usage of in-store coupons. There was a LIFO charge of approximately $0.1 million in each of the thirteen week periods ended May 1, 1999 and April 29, 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $2.8 million, or 3.5%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 1.1%, and on a domestic basis by 0.5%, as a result of the leveraging of these expenses. In addition, expenses related to Finlay's year 2000 remediation project totaled approximately $0.5 million for the thirteen weeks ended May 1, 1999. There were no such expenses recorded in the current year's quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $4.2 million in both periods, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.2 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.1 million primarily due to a decrease in average borrowings ($212.3 million for the period in 2000 compared to $230.0 million for the comparable period in 1999) offset by a higher weighted average interest rate (8.4% for the 2000 period compared to 8.1% for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $0.5 million for the 2000 period was $1.3 million lower than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net loss for the 2000 period was $0.2 million lower than the net loss in the prior period, which totaled $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended May 1, 1999 and April 29, 2000, capital expenditures totaled $3.9 million and $3.8 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition), respectively. For 1999, capital expenditures totaled $15.0 million and for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $124.7 million at April 29, 2000, a decrease of $8.0 million from January 29, 2000. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at April 29, 2000 were $86.6 million, compared to a zero balance at January 29, 2000 and $79.3 million at May 1, 1999. The average amounts outstanding under the Revolving Credit Agreement were $80.0 million and $62.3 million for the thirteen weeks ended May 1, 1999 and April 29, 2000, respectively. The maximum amount outstanding for the thirteen weeks ended April 29, 2000 was $102.7 million.

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

     On January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1999, Finlay had an average balance of consignment merchandise of $329.9 million from approximately 300 vendors as compared to an average balance of $283.8 million in 1998. As of April 29, 2000, $359.6 million of consignment merchandise was on hand as compared to $305.0 million at May 1, 1999.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008, (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of April 29, 2000, Finlay's outstanding borrowings were $236.6 million, which included a $150.0 million balance under the Senior Notes and an $86.6 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 100,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At April 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 91,426 fine troy ounces, valued at approximately $25.2 million. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

     The year 2000 issue has not posed significant operational problems to Finlay. Finlay used a combination of internal and external resources to execute its year 2000 project plan. The costs related to Finlay's year 2000 efforts totaled approximately $4.0 million, of which approximately $1.9 million and $2.1 million was spent in 1998 and 1999, respectively. Finlay funded the year 2000 costs through operating cash flows.

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system in Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed by mid-2001. The cost associated with these projects is estimated to be $14.0 million for software and implementation costs, to be included in Deferred charges and other assets. At April 29, 2000, a total of approximately $10.2 million has been expended and included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's departments and is reflected in Fixed assets.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At April 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 38,000 fine troy ounces, valued at $10.8 million, which expire during the fall of 2000. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $1.7 million and $1.2 million for the thirteen weeks ended May 1, 1999 and April 29, 2000, respectively.

SEASONALITY

     Finlay's  business is highly  seasonal,  with a significant  portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 43% of Finlay's sales and 81% of its income from operations for 1997, 1998 and 1999. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $10.8 million at April 29, 2000, which expire during the fall of 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    EXHIBITS

            2      Not applicable.

            3      Not applicable.

            4      Not applicable.

         10.1 Amendment No. 10 and Limited Consent, dated as of April 21, 2000, to the Gold Consignment Agreement dated as of June 15, 1995, as amended, between Finlay Jewelry and Sovereign Bank, as successor to Fleet National Bank, formerly known as BankBoston, N.A., as successor to Rhode Island Hospital Trust National Bank.

           11      Not applicable.

           15      Not applicable.

           18      Not applicable.

           19      Not applicable.

           22      Not applicable.

           23      Not applicable.

           24      Not applicable.

           27      Financial Data Schedule.

           99      Not applicable.

         B.   REPORTS ON FORM 8-K

                   On April 18, 2000, Finlay Jewelry filed with the Commission a Current Report on Form 8-K reporting the purchase by Finlay Jewelry of certain assets of Jay B. Rudolph, Inc. relating to the operation of leased fine jewelry departments in Dayton's and Hudson's department stores owned by Target Corporation and in department stores owned by Bloomingdale's, Inc.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2000                     FINLAY FINE JEWELRY CORPORATION

                                       By: /s/ Bruce E. Zurlnick
                                           ---------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)