Form 10-Q
period 2000-07-29
FINLAY FINE JEWELRY CORP
filed 2000-09-11
CIK 898684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended   July 29, 2000
                                                -------------
                                       or

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         13-3287757
    -------------------------------                            --------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)



     529 Fifth Avenue New York, NY                                  10017
----------------------------------------                       --------------
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

                            Yes _X_*         No ____

As of September 8, 2000, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

* The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 29, 2000

                                      INDEX



                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements (Unaudited)

                Consolidated Statements of Operations for the thirteen
                weeks and twenty-six weeks ended July 31, 1999 and
                July 29, 2000 ...............................................  1

                Consolidated Balance Sheets as of January 29, 2000 and
                July 29, 2000 ...............................................  3

                Consolidated Statements of Changes in Stockholder's
                Equity for the year ended January 29, 2000 and
                twenty-six weeks ended July 29, 2000 ........................  4

                Consolidated Statements of Cash Flows for the thirteen
                weeks and twenty-six weeks ended July 31, 1999 and
                July 29, 2000................................................  5

                Notes to Consolidated Financial Statements ..................  7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations ............... 11

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk .. 17


PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K ............................ 18

SIGNATURES .................................................................. 19

PART I - FINANCIAL INFORMATION
 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                           JULY 31,     JULY 29,
                                                             1999         2000
                                                           --------     --------

Sales ................................................     $183,367     $211,229
Cost of sales ........................................       90,438      105,050
                                                           --------     --------
  Gross margin .......................................       92,929      106,179
Selling, general and administrative expenses .........       81,556       91,538
Depreciation and amortization ........................        4,276        4,378
                                                           --------     --------
  Income (loss) from operations ......................        7,097       10,263
Interest expense, net ................................        5,692        6,089
                                                           --------     --------
  Income (loss) before income taxes ..................        1,405        4,174
Provision (benefit) for income taxes .................          810        1,862
                                                           --------     --------
  Net income (loss) ..................................     $    595     $  2,312
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         TWENTY-SIX WEEKS ENDED
                                                        ------------------------
                                                        JULY 31,       JULY 29,
                                                          1999           2000
                                                        ---------      ---------

Sales .............................................     $ 351,746      $ 389,843
Cost of sales .....................................       172,357        192,386
                                                        ---------      ---------
  Gross margin ....................................       179,389        197,457
Selling, general and administrative expenses ......       161,239        174,032
Depreciation and amortization .....................         8,476          8,582
                                                        ---------      ---------
  Income (loss) from operations ...................         9,674         14,843
Interest expense, net .............................        10,964         11,250
                                                        ---------      ---------
  Income (loss) before income taxes ...............        (1,290)         3,593
Provision (benefit) for income taxes ..............           (38)         1,796
                                                        ---------      ---------
  Net income (loss) ...............................     $  (1,252)     $   1,797
                                                        =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     (UNAUDITED)
                                                        JANUARY 29,   JULY 29,
                                                            2000        2000
                                                          --------    --------
                                     ASSETS
Current assets
  Cash and cash equivalents ..........................    $ 34,758    $  4,445
  Accounts receivable - department stores ............      22,574      37,349
  Other receivables ..................................      31,074      33,350
  Merchandise inventories ............................     279,336     309,679
  Prepaid expenses and other .........................       2,067       4,263
                                                          --------    --------
    Total current assets .............................     369,809     389,086
                                                          --------    --------
Fixed assets
  Equipment, fixtures and leasehold improvements .....     110,017     118,134
  Less - accumulated depreciation and amortization ...      40,439      43,984
                                                          --------    --------
    Fixed assets, net ................................      69,578      74,150
                                                          --------    --------
Deferred charges and other assets ....................      18,802      18,810
Goodwill .............................................      96,805      96,676
                                                          --------    --------
    Total assets .....................................    $554,994    $578,722
                                                          ========    ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable ......................................    $     --    $ 87,558
  Accounts payable - trade ...........................     149,782      91,198
  Accrued liabilities:
    Accrued salaries and benefits ....................      23,094      19,724
    Accrued miscellaneous taxes ......................       6,296       2,368
    Accrued interest .................................       3,633       4,138
    Other ............................................      19,240      21,313
  Income taxes payable ...............................      28,494      29,327
  Deferred income taxes ..............................       1,674       1,552
  Due to parent ......................................       4,900       5,631
                                                          --------    --------
    Total current liabilities ........................     237,113     262,809
Long-term debt .......................................     150,000     150,000
Other non-current liabilities ........................      10,855      11,608
                                                          --------    --------
    Total liabilities ................................     397,968     424,417
                                                          --------    --------
Stockholder's equity
  Common Stock, par value $.01 per share;
    authorized 5,000 shares; issued and
    outstanding 1,000 shares .........................          --          --
  Additional paid-in capital .........................      82,975      82,975
  Retained earnings ..................................      74,051      71,330
                                                          --------    --------
    Total stockholder's equity .......................     157,026     154,305
                                                          --------    --------
    Total liabilities and stockholder's equity .......    $554,994    $578,722
                                                          ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK                                   FOREIGN
                                         ------------------   ADDITIONAL                  CURRENCY        TOTAL
                                          NUMBER                PAID-IN     RETAINED     TRANSLATION   STOCKHOLDER'S
                                         OF SHARES   AMOUNT     CAPITAL     EARNINGS     ADJUSTMENT       EQUITY
                                         ---------   ------   ----------    --------     -----------   -------------
Balance, January 30, 1999 .............    1,000          --    $82,975     $73,897       $ (4,789)      $152,083
  Net income (loss) ...................       --          --         --       9,062             --          9,062
  Foreign currency translation
     adjustment .......................       --          --         --          --          4,789          4,789
  Dividends on Common Stock ...........       --          --         --      (8,908)            --         (8,908)
                                           -----     -------    -------     -------       --------       --------
Balance, January 29, 2000 .............    1,000          --     82,975      74,051             --        157,026
  Net income (loss) ...................       --          --         --       1,797             --          1,797
  Dividends on Common Stock ...........       --          --         --      (4,518)            --         (4,518)
                                           -----     -------    -------     -------       --------       --------
Balance, July 29, 2000 (unaudited) ....    1,000     $    --    $82,975     $71,330       $     --       $154,305
                                           =====     =======    =======     =======       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                          THIRTEEN WEEKS ENDED
                                                          ---------------------
                                                          JULY 31,     JULY 29,
                                                            1999         2000
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...................................   $    595     $  2,312
  Adjustments to reconcile net income (loss)
    to net cash used in
    operating activities:
  Depreciation and amortization .......................      4,524        4,631
  Other, net ..........................................        396          220
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts and
      other receivables ...............................     (3,803)       2,285
    Decrease in merchandise inventories ...............     10,469       10,519
    Increase in prepaid expenses and other ............       (201)         (35)
    Decrease in accounts payable and
      accrued liabilities .............................    (34,361)     (16,859)
    Decrease in due to parent .........................     (3,327)      (3,768)
                                                          --------     --------
        NET CASH USED IN OPERATING ACTIVITIES .........    (25,708)        (695)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and
    leasehold improvements ............................     (4,038)      (3,908)
  Deferred charges and other ..........................     (2,932)        (521)
  Proceeds from sale of outlet assets .................         --          752
                                                          --------     --------
                                                            (6,970)      (3,677)
        NET CASH USED IN INVESTING ACTIVITIES             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .............    169,030      159,813
  Principal payments on revolving credit facility .....   (135,378)    (158,864)
                                                          --------     --------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ...     33,652          949
                                                          --------     --------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH .......         48          133
                                                          --------     --------
        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS ............................      1,022       (3,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........      3,390        7,735
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $  4,412     $  4,445
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Interest paid .......................................   $  8,540     $  9,006
  Income taxes paid (received) ........................      2,723           65


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         TWENTY-SIX WEEKS ENDED
                                                         ----------------------
                                                          JULY 31,     JULY 29,
                                                            1999         2000
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..................................   $  (1,252)   $   1,797
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization ......................       8,977        9,089
  Other, net .........................................         946        1,042
  Changes in operating assets and liabilities,
    net of effect from purchase of J.B
       Rudolph assets (Note 6):
    Increase in accounts and other receivables .......     (22,390)     (23,838)
    (Increase) decrease in merchandise inventories ...         507      (14,060)
    Increase in prepaid expenses and other ...........      (1,313)      (2,207)
    Decrease in accounts payable and
      accrued liabilities ............................     (93,732)     (63,590)
    Decrease in due to parent ........................      (3,682)      (3,785)
                                                         ---------    ---------
        NET CASH USED IN OPERATING ACTIVITIES ........    (111,939)     (95,552)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and
    leasehold improvements ...........................      (7,915)      (7,741)
  Deferred charges and other .........................      (5,213)      (1,075)
  Proceeds from sale of Sonab assets .................          --        6,792
  Proceeds from sale of outlet assets ................          --          752
  Payment for purchase of J. B. Rudolph assets                  --      (20,605)
                                                         ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES ........     (13,128)     (21,877)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ............     355,006      362,732
  Principal payments on revolving credit facility ....    (242,069)    (275,174)
                                                         ---------    ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ..     112,937       87,558
                                                         ---------    ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ......         (89)        (442)
                                                         ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ........     (12,219)     (30,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......      16,631       34,758
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............   $   4,412    $   4,445
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Interest paid ......................................   $  10,220    $  10,234
  Income taxes paid (received) .......................        (567)       2,719


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of July 29, 2000, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 31, 1999 and July 29, 2000. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2000 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 1999, the only nonowner change in equity related to the foreign currency translation adjustment. For the thirteen weeks and twenty-six weeks ended July 31, 1999, comprehensive income was $0.9 million and the comprehensive loss was $3.8 million, respectively. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss).


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                    (UNAUDITED)
                                                       JANUARY 29,    JULY 29,
                                                          2000         2000
                                                        ---------    ---------
                                                            (IN THOUSANDS)
Jewelry goods - rings, watches
  and other fine jewelry
  (specific identification basis) ..................    $ 283,717    $ 314,746
Less:  Excess of specific identification
  cost over LIFO inventory value ...................        4,381        5,067
                                                        ---------    ---------
                                                        $ 279,336    $ 309,679
                                                        =========    =========

     The LIFO method had the effect of decreasing income before income taxes for the thirteen weeks ended July 31, 1999 and July 29, 2000 by $98,000 and $599,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended July 31, 1999 and July 29, 2000 was to increase the loss before income taxes by $191,000 and decrease income before income taxes by $687,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $329,850,000 and $360,910,000 at January 29, 2000 and July 29, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At July 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 102,339 fine troy ounces, valued at approximately $28.3 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expired during the first quarter of 2000. At July 29, 2000, Finlay Jewelry had several open positions in futures contracts for gold totaling 49,000 fine troy ounces, valued at $13.6 million, which expire during the fall of 2000.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                  THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                  ---------------------   ----------------------
                                   JULY 31,    JULY 29,   JULY 31,    JULY 29,
                                     1999        2000       1999        2000
                                  ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS)
Minimum fees ..................   $   4,475   $   3,259   $   8,638   $   6,023
Contingent fees ...............      25,576      31,667      49,009      58,130
                                  ---------   ---------   ---------   ---------
  Total .......................   $  30,051   $  34,926   $  57,647   $  64,153
                                  =========   =========   =========   =========

NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale,

                        FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALE AND CLOSURE OF SONAB - CONTINUED

the buyer  operated  more  than 80  locations  previously  included  in  Sonab's
130-location base in France. The remaining departments were closed. Finlay recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses.

NOTE 6 - JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory and fixed assets. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the J.B. Rudolph Acquisition with borrowings under Finlay's revolving credit agreement with General Electric Capital Corporation and the other lenders thereto (the "Revolving Credit Agreement").

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

PART I - FINANCIAL INFORMATION
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                          THIRTEEN WEEKS         TWENTY-SIX
                                              ENDED             WEEKS ENDED
                                         -----------------   ------------------
                                         JULY 31,  JULY 29,  JULY 31,  JULY 29,
                                           1999      2000      1999      2000
                                          ------    ------    ------    ------
Sales ..................................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    49.3      49.7      49.0      49.3
                                          ------    ------    ------    ------
  Gross margin .........................    50.7      50.3      51.0      50.7
Selling, general and
  administrative expenses ..............    44.5      43.3      45.8      44.7
Depreciation and amortization ..........     2.3       2.1       2.4       2.2
                                          ------    ------    ------    ------
  Income (loss) from operations ........     3.9       4.9       2.8       3.8
Interest expense, net ..................     3.1       2.9       3.1       2.9
                                          ------    ------    ------    ------
  Income (loss) before income taxes ....     0.8       2.0      (0.3)      0.9
Provision (benefit) for income taxes ...     0.5       0.9        --       0.4
                                          ------    ------    ------    ------
  Net income (loss) ....................     0.3%      1.1%     (0.3)%     0.5%
                                          ======    ======    ======    ======

THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED WITH THIRTEEN WEEKS ENDED JULY 31, 1999

     SALES. Sales for the thirteen weeks ended July 29, 2000 increased $27.9 million, or 15.2%, over the comparable period in 1999. On a domestic basis, sales increased $34.9 million, or 19.8%, over the 1999 period. Comparable department sales (departments open for the same months during comparable periods) increased 7.8%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning its departments as a "destination location" for fine jewelry. Sales from the operation of net new departments contributed $13.6 million, primarily relating to the J.B. Rudolph Acquisition offset by the sale and closure of Sonab at the end of 1999.

     During the thirteen weeks ended July 29, 2000, Finlay opened two departments and closed seven departments. The openings and closings were all within existing store groups. The closings included six of Finlay's outlet stores, which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $13.3 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.4%. On a domestic basis, gross margin as a percentage of sales decreased by 0.6% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.5 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $10.0 million, or 12.2%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 1.2%, and on a domestic basis by 0.7%, as a result of the leveraging of these expenses. In addition, expenses related to Finlay's year 2000 remediation project totaled approximately $1.2 million for the thirteen weeks ended July 31, 1999. There were no such expenses recorded in the current year's quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.1 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.3 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.4 million primarily due to a higher weighted average interest rate (8.4% for the 2000 period compared to 7.7% for the comparable period in 1999) offset slightly by a decrease in average borrowings ($261.6 million for the period in 2000 compared to $264.0 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $2.3 million for the 2000 period was $1.7 million higher than the net income in the prior period as a result of the factors discussed above. On a domestic basis, the net income for the 2000 period was $0.8 million higher than the net income in the prior period, which totaled $1.5 million.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 31, 1999

     SALES. Sales for the twenty-six weeks ended July 29, 2000 increased $38.1 million, or 10.8%, over the comparable period in 1999. On a domestic basis, sales increased $50.9 million, or 15.0%, over the 1999 period. Comparable department sales increased 6.3%. Management attributes this increase in the comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Sales from the operation of net new departments contributed $15.9 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999.

     During the twenty-six weeks ended July 29, 2000, Finlay opened 68 departments and closed 14 departments. The openings included 57 departments as a result of the J.B. Rudolph Acquisition, including 23 departments in Bloomingdale's, 13 departments in Dayton's and 21 departments in Hudson's, seven departments as a result of May's acquisition of ZCMI and four departments within existing store groups. The closings were all within existing store groups, including six of Finlay's outlet stores which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $18.1 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.3%. On a domestic basis, gross margin as a percentage of sales decreased by 0.5% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.5 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $12.8 million, or 7.9%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 1.1%, and on a domestic basis by 0.6%, as a result of the leveraging of these expenses. In addition, expenses related to Finlay's year 2000 remediation project totaled approximately $1.7 million for the twenty-six weeks ended July 31, 1999. There were no such expenses recorded in the current year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.1 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.4 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.3 million primarily due to a higher weighted average interest rate (8.4% for the 2000 period compared to 7.9% for the comparable period in 1999) offset by a decrease in average borrowings ($237.6 million for the period in 2000 compared to $247.0 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $1.8 million for the 2000 period was $3.0 million higher than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net income for the 2000 period was $1.1 million higher than the net income in the prior period, which totaled $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended July 31, 1999 and July 29, 2000, capital expenditures totaled $7.9 million and $7.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition), respectively. For 1999, capital expenditures totaled $15.0 million and for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $126.3 million at July 29, 2000, a decrease of $6.4 million from January 29, 2000. The decrease resulted primarily from the impact of the interim net income, exclusive of depreciation and amortization, and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the

Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at July 29, 2000 were $87.6 million, compared to a zero balance at January 29, 2000 and $112.9 million at July 31, 1999. The average amounts outstanding under the Revolving Credit Agreement were $97.0 million and $87.6 million for the twenty-six weeks ended July 31, 1999 and July 29, 2000, respectively. The maximum amount outstanding for the twenty-six weeks ended July 29, 2000 was $131.8 million.

     The J.B. Rudolph Acquisition did not require significant additional working capital with respect to the operation of the former J.B. Rudolph departments because Finlay purchased the inventory of those J.B. Rudolph departments which it acquired. On a going-forward basis, inventory purchases for the former J.B. Rudolph departments will be financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1999, Finlay had an average balance of consignment merchandise of $329.9 million from approximately 300 vendors as compared to an average balance of $283.8 million in 1998. As of July 29, 2000, $360.9 million of consignment merchandise was on hand as compared to $308.4 million at July 31, 1999.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of July 29, 2000, Finlay Jewelry's outstanding borrowings were $237.6 million, which included a $150.0 million balance under the Senior Notes and an $87.6 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At July 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 102,339 fine troy ounces, valued at approximately $28.3 million. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

     The year 2000 issue did not pose significant operational problems to Finlay. Finlay used a combination of internal and external resources to execute its year 2000 project plan. The costs related to Finlay's year 2000 efforts totaled approximately $4.0 million, of which approximately $1.9 million and $2.1 million was spent in 1998 and 1999, respectively. Finlay funded the year 2000 costs through operating cash flows.

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system in Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and are expected to be completed by mid-2001. The cost associated with these projects is estimated to be $14.0 million for software and implementation costs, to be included in Deferred charges and other assets. At July 29, 2000, a total of approximately $10.7 million has been expended and included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's departments and is reflected in Fixed assets.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At July 29, 2000, Finlay Jewelry had several open positions in futures contracts for gold totaling 49,000 fine troy ounces, valued at $13.6 million, which expire during the fall of 2000. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $10.2 million for each of the twenty-six week periods ended July 31, 1999 and July 29, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $13.6 million at July 29, 2000, which expire during the fall of 2000.

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




Date: September 8, 2000               FINLAY FINE JEWELRY CORPORATION

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