Form 10-Q
period 2000-10-28
FINLAY FINE JEWELRY CORP
filed 2000-12-12
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended   October 28, 2000

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
                                            Yes   X *                  No
                                                ------                    ------

As of December 8, 2000, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                      INDEX



                                                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000.......................1

                           Consolidated Balance Sheets as of January 29, 2000 and October 28, 2000.............3

                           Consolidated Statements of Changes in Stockholder's Equity for the year ended January 29, 2000 and thirty-nine weeks ended October 28, 2000.................4

                           Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000.......................5

                           Notes to Consolidated Financial Statements..........................................7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................12

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................18


PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K...................................................19

SIGNATURES....................................................................................................20

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THIRTEEN WEEKS ENDED
                                                             ------------------------------------

                                                              OCTOBER 30,          OCTOBER 28,
                                                                  1999                 2000
                                                             ---------------      ---------------
Sales..................................................      $    175,280         $    189,728
Cost of sales..........................................            86,631               93,233
                                                             ---------------      ---------------
    Gross margin.......................................            88,649               96,495
Selling, general and administrative expenses...........            81,503               86,398
Depreciation and amortization..........................             4,142                4,448
                                                             ---------------      ---------------
    Income (loss) from operations......................             3,004                5,649
Interest expense, net..................................             6,215                6,406
                                                             ---------------      ---------------
    Income (loss) before income taxes..................            (3,211)                (757)
Provision (benefit) for income taxes...................            (1,066)                (140)
                                                             ---------------      ---------------
    Net income (loss)..................................      $     (2,145)        $       (617)
                                                             ===============      ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THIRTY-NINE WEEKS ENDED
                                                             ------------------------------------

                                                              OCTOBER 30,          OCTOBER 28,
                                                                  1999                 2000
                                                             ---------------      ---------------
Sales..................................................      $    527,026         $    579,571
Cost of sales..........................................           258,988              285,619
                                                             ---------------      ---------------
    Gross margin.......................................           268,038              293,952
Selling, general and administrative expenses...........           242,742              260,430
Depreciation and amortization..........................            12,618               13,030
                                                             ---------------      ---------------
    Income (loss) from operations......................            12,678               20,492
Interest expense, net..................................            17,179               17,656
                                                             ---------------      ---------------
    Income (loss) before income taxes..................            (4,501)               2,836
Provision (benefit) for income taxes...................            (1,104)               1,656
                                                             ---------------      ---------------
    Net income (loss)..................................      $     (3,397)        $      1,180
                                                             ===============      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         (UNAUDITED)
                                                                      JANUARY 29,        OCTOBER 28,
                                                                          2000              2000
                                                                      -------------     --------------
                                      ASSETS
Current assets
  Cash and cash equivalents.........................................  $    34,758       $     3,796
  Accounts receivable - department stores...........................       22,574            47,011
  Other receivables.................................................       31,074            42,423
  Merchandise inventories...........................................      279,336           350,415
  Prepaid expenses and other........................................        2,067             3,290
                                                                      -------------     --------------
     Total current assets...........................................      369,809           446,935
                                                                      -------------     --------------
Fixed assets
  Equipment, fixtures and leasehold improvements....................      110,017           122,060
  Less - accumulated depreciation and amortization..................       40,439            47,200
                                                                      -------------     --------------
     Fixed assets, net..............................................       69,578            74,860
                                                                      -------------     --------------
Deferred charges and other assets...................................       18,802            18,950
Goodwill............................................................       96,805            95,737
                                                                      -------------     --------------
     Total assets...................................................  $   554,994       $   636,482
                                                                      =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable.....................................................  $       -         $   124,476
  Accounts payable - trade..........................................      149,782           110,275
  Accrued liabilities:
     Accrued salaries and benefits..................................       23,094            19,622
     Accrued miscellaneous taxes....................................        6,296             3,704
     Accrued interest...............................................        3,633             7,577
     Other..........................................................       19,240            20,895
  Income taxes payable..............................................       28,494            27,256
  Deferred income taxes.............................................        1,674             1,559
  Due to parent.....................................................        4,900             7,895
                                                                      -------------     --------------
     Total current liabilities......................................      237,113           323,259
Long-term debt......................................................      150,000           150,000
Other non-current liabilities.......................................       10,855            11,793
                                                                      -------------     --------------
     Total liabilities..............................................      397,968           485,052
                                                                      -------------     --------------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares............................       -                  -
  Additional paid-in capital .......................................       82,975            82,975
  Retained earnings.................................................       74,051            68,455
                                                                      -------------     --------------
     Total stockholder's equity.....................................      157,026           151,430
                                                                      -------------     --------------
     Total liabilities and stockholder's equity.....................  $   554,994       $   636,482
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                            COMMON STOCK                                  FOREIGN
                                         ------------------    ADDITIONAL                 CURRENCY        TOTAL
                                          NUMBER                PAID-IN     RETAINED     TRANSLATION   STOCKHOLDER'S
                                         OF SHARES   AMOUNT     CAPITAL     EARNINGS     ADJUSTMENT       EQUITY
                                         ---------   ------   ----------    --------     ----------    -------------
Balance, January 30, 1999.........           1,000      -     $   82,975   $  73,897    $  (4,789)     $  152,083
  Net income (loss)...............            -         -           -          9,062           -            9,062
  Foreign currency translation
     adjustment...................            -         -           -            -          4,789           4,789
  Dividends on Common Stock.......            -         -           -         (8,908)          -           (8,908)
                                           -------- --------  -----------  -----------  ----------     ------------
Balance, January 29, 2000.........           1,000      -         82,975      74,051           -          157,026
  Net income (loss)...............            -         -           -          1,180           -            1,180
  Dividends on Common Stock.......            -         -           -         (6,776)          -           (6,776)
                                           -------- --------  -----------  -----------  ----------     ------------
Balance, October 28, 2000 (unaudited)        1,000  $   -     $   82,975   $  68,455    $      -       $  151,430
                                           ======== ========  ===========  ==========   ==========     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THIRTEEN WEEKS ENDED
                                                                            ------------------------------
                                                                             OCTOBER 30,      OCTOBER 28,
                                                                                1999              2000
                                                                            ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..................................................       $   (2,145)      $      (617)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization......................................            4,400             4,702
  Other, net.........................................................              345               296
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables......................           (7,777)          (18,920)
     Increase in merchandise inventories.............................          (24,663)          (40,736)
     (Increase) decrease in prepaid expenses and other...............             (258)              949
     Increase in accounts payable and accrued liabilities............           20,244            21,642
     Increase (decrease) in due to parent............................             (437)                5
                                                                            ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES........................          (10,291)          (32,679)
                                                                            ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements........           (3,650)           (3,955)
  Deferred charges and other.........................................           (1,200)             (655)
                                                                            ------------     -------------

        NET CASH USED IN INVESTING ACTIVITIES........................           (4,850)           (4,610)
                                                                            ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility............................          145,285           173,520
  Principal payments on revolving credit facility....................         (130,824)         (136,602)
  Other, net.........................................................               13                 -
                                                                            ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..................           14,474            36,918
                                                                            ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH......................              (75)             (278)
                                                                            ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS........................             (742)             (649)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................            4,412             4,445
                                                                            ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................       $    3,670       $     3,796
                                                                            ============     =============
Supplemental disclosure of cash flow information:
  Interest paid......................................................       $    2,745       $     2,717
  Income taxes paid..................................................            2,987             1,715



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                        ------------------------------
                                                                                        OCTOBER 30,      OCTOBER 28,
                                                                                           1999              2000
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (3,397)      $     1,180
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................           13,377            13,791
  Other, net.....................................................................            1,291             1,338
  Changes in operating assets and liabilities, net of effect from purchase of J.B.
       Rudolph assets (Note 6):
     Increase in accounts and other receivables..................................          (30,167)          (42,758)
     Increase in merchandise inventories.........................................          (24,156)          (54,796)
     Increase in prepaid expenses and other......................................           (1,571)           (1,258)
     Decrease in accounts payable and accrued liabilities........................          (73,488)          (41,948)
     Decrease in due to parent...................................................           (4,119)           (3,780)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (122,230)         (128,231)
                                                                                        ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................          (11,565)          (11,696)
  Deferred charges and other.....................................................           (6,413)           (1,730)
  Proceeds from sale of Sonab assets.............................................                -             6,792
  Proceeds from sale of outlet assets............................................                -               752
  Payment for purchase of J. B. Rudolph assets...................................                -           (20,605)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................          (17,978)          (26,487)
                                                                                        ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          500,291           536,252
  Principal payments on revolving credit facility................................         (372,893)         (411,776)
  Other, net.....................................................................               13                 -
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          127,411           124,476
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................             (164)             (720)
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (12,961)          (30,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           16,631            34,758
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    3,670       $     3,796
                                                                                        ============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   12,965       $    12,951
  Income taxes paid..............................................................            2,420             4,434



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of October 28, 2000, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2000 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 1999, the only nonowner change in equity related to the foreign currency translation adjustment. For the thirteen weeks and thirty-nine weeks ended October 30, 1999, the comprehensive loss was $2.7 million and $6.5 million, respectively. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss).


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                    (UNAUDITED)
                                                                            JANUARY 29,             OCTOBER 28,
                                                                               2000                    2000
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    283,717             $    355,887
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             4,381                    5,472
                                                                          ----------------       ------------------
                                                                           $    279,336             $    350,415
                                                                          ================       ==================

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended October 30, 1999 and October 28, 2000 by $95,000 and $405,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 30, 1999 and October 28, 2000 was to increase the loss before income taxes by $286,000 and $1,092,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $329,850,000 and $421,267,000 at January 29, 2000 and October 28, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 28, 2000, amounts outstanding under the Gold Consignment Agreement totaled 104,869 fine troy ounces, valued at approximately $27.7 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (CONTINUED)

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At January 29, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expired during the first quarter of 2000. At October 28, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 16,000 fine troy ounces, valued at $4.2 million, which expire through April 2001.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings or in comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Finlay has determined that the existing derivative instruments, consisting of forward contracts, will be designated and accounted for as cash flow hedges as of the February 4, 2001 adoption date. Upon adoption, the fair value of the forward contracts will be recorded, as either an asset or liability, with a corresponding adjustment to comprehensive income. Finlay Jewelry believes that the designated hedges will be highly effective and the related hedge accounting will not have a material impact on Finlay Jewelry's results of operations. There are no other freestanding or embedded derivative instruments that have been identified by Finlay Jewelry as of October 28, 2000 and, accordingly, Finlay Jewelry does not expect to record any other adjustments pursuant to the adoption of SFAS No. 133.


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (CONTINUED)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                   ---------------------------------     ---------------------------------
                                    OCTOBER 30,        OCTOBER 28,        OCTOBER 30,       OCTOBER 28,
                                        1999              2000               1999               2000
                                   ---------------    --------------     --------------    ---------------
                                                               (IN THOUSANDS)
     Minimum fees..............    $      4,297       $      2,985       $     12,935      $      9,008
     Contingent fees...........          24,396             28,412             73,405            86,542
                                   ---------------    --------------     --------------    ---------------
       Total...................    $     28,693       $     31,397       $     86,340      $     95,550
                                   ===============    ==============     ==============    ===============


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - SUBSEQUENT EVENT

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock. Under the program, the Holding Company, from time to time, at the discretion of management, may purchase its common stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

PART I - FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                            -------------------------------      ---------------------------------
                                                            OCTOBER 30,        OCTOBER 28,       OCTOBER 30,         OCTOBER 28,
                                                                1999               2000              1999                2000
                                                            -------------      -------------     -------------       -------------
Sales....................................................     100.0%             100.0%            100.0%              100.0%
Cost of sales............................................      49.4               49.1              49.1                49.3
                                                            -------------      -------------     -------------       -------------
    Gross margin.........................................      50.6               50.9              50.9                50.7
Selling, general and administrative expenses.............      46.5               45.5              46.1                45.0
Depreciation and amortization............................       2.4                2.4               2.4                 2.2
                                                            -------------      -------------     -------------       -------------
    Income (loss) from operations........................       1.7                3.0               2.4                 3.5
Interest expense, net....................................       3.5                3.4               3.3                 3.0
                                                            -------------      -------------     -------------       -------------
    Income (loss) before income taxes....................      (1.8)              (0.4)             (0.9)                0.5
Provision (benefit) for income taxes.....................      (0.6)              (0.1)             (0.2)                0.3
                                                            -------------      -------------     -------------       -------------
    Net income (loss)....................................      (1.2)%             (0.3)%            (0.7)%               0.2%
                                                            =============      =============     =============       =============

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 30, 1999

     SALES. Sales for the thirteen weeks ended October 28, 2000 increased $14.4 million, or 8.2%, over the comparable period in 1999. On a domestic basis, sales increased $20.8 million, or 12.3%, over the 1999 period. Comparable department sales (departments open for the same months during comparable periods) increased 0.6%. Management attributes this nominal increase in the comparable department sales to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $13.4 million, primarily relating to the J.B. Rudolph Acquisition offset by the sale and closure of Sonab at the end of 1999.

     During the thirteen weeks ended October 28, 2000, Finlay opened twelve departments and closed two departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $7.8 million, primarily as a result of the sales increase. As a percentage of sales, gross margin increased by 0.3%. On a domestic basis, gross margin as a percentage of sales decreased by 0.2% primarily attributable to an increase in the LIFO provision of $0.3 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $4.9 million, or 6.0%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 1.0%, and on a domestic basis by 0.5%, as a result of the leveraging of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.3 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.5 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.2 million primarily due to a higher weighted average interest rate (8.5% for the 2000 period compared to 7.8% for the comparable period in 1999) offset by a decrease in average borrowings ($272.1 million for the period in 2000 compared to $284.9 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $0.6 million for the 2000 period was $1.5 million less than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net loss for the 2000 period was $1.2 million less than the net loss in the prior period, which totaled $1.8 million.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

     SALES. Sales for the thirty-nine weeks ended October 28, 2000 increased $52.5 million, or 10.0%, over the comparable period in 1999. On a domestic basis, sales increased $71.7 million, or 14.1%, over the 1999 period. Comparable department sales increased 4.4%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning its departments as a "destination location" for fine jewelry. These factors were offset by a general softening in the retail environment in the third quarter. Sales from the operation of net new departments contributed $30.2 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999.

     During the thirty-nine weeks ended October 28, 2000, Finlay opened 80 departments and closed 16 departments. The openings included 57 departments as a result of the J.B. Rudolph Acquisition, including 23 departments in Bloomingdale's, 13 departments in Dayton's and 21 departments in Hudson's, seven departments as a result of May's acquisition of ZCMI and 16 departments within existing store groups. The closings were all within existing store groups, including six of Finlay's outlet stores which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $25.9 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%. On a domestic basis, gross margin as a percentage of sales decreased by 0.4% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.8 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $17.7 million, or 7.3%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 1.1%, and on a domestic basis by 0.6%, as a result of the leveraging of these expenses. In addition, expenses related to Finlay's year 2000 remediation project totaled approximately $2.0 million for the thirty-nine weeks ended October 30, 1999. There were no such expenses recorded in the current year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.4 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.9 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.5 million primarily due to a higher weighted average interest rate (8.4% for the 2000 period compared to 7.9% for the comparable period in 1999) offset by a decrease in average borrowings ($249.1 million for the period in 2000 compared to $259.6 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $1.2 million for the 2000 period was $4.6 million higher than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net income for the 2000 period was $3.3 million higher than the net loss in the prior period, which totaled $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended October 30, 1999 and October 28, 2000, capital expenditures totaled $11.6 million and $11.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million), respectively. For 1999, capital expenditures totaled $15.0 million and for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $123.7 million at October 28, 2000, a decrease of $9.0 million from January 29, 2000. The decrease resulted primarily from the impact of the interim net income, exclusive of depreciation and amortization, dividends declared to parent, and capital expenditures including fixed assets acquired in the J.B. Rudolph Acquisition. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance working capital needs, which includes a $50.0 million acquisition facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at October 28, 2000 were $124.5 million, compared to a zero balance at January 29, 2000 and $127.4 million at October 30, 1999. The average amounts outstanding under the Revolving Credit Agreement were $109.6 million and $99.1 million for the thirty-nine weeks ended October 30, 1999 and October 28, 2000, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2000 was $145.7 million, at which point the unused excess availability was $75.0 million, excluding the acquisition facility.

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock. Under the program, the Holding Company, from time to time, at the discretion of management, may purchase its common stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

     On April 3, 2000 Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. The J.B. Rudolph Acquisition did not require significant additional working capital with respect to the operation of the former J.B. Rudolph departments because Finlay purchased the inventory of those J.B. Rudolph departments which it acquired. On a going-forward basis, inventory purchases for the former J.B. Rudolph departments are being financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     On January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was $7.8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1999, Finlay had an average balance of consignment merchandise of $329.9 million from approximately 300 vendors as compared to an average balance of $283.8 million in 1998. As of October 28, 2000, $421.3 million of consignment merchandise was on hand as compared to $355.1 million at October 30, 1999.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of October 28, 2000, Finlay Jewelry's outstanding borrowings were $274.5 million, which included a $150.0 million balance under the Senior Notes and a $124.5 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 28, 2000, amounts outstanding under the Gold Consignment Agreement totaled 104,869 fine troy ounces, valued at approximately $27.7 million. Finlay Jewelry is in discussions with its gold consignor regarding an increase in the existing limits under the Gold Consignment Agreement. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

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

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system in Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At October 28, 2000, a total of approximately $12.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's departments and is reflected in Fixed assets. Finlay expects these systems to be completed by mid-2001 and anticipates it will spend an additional $6-9 million.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At October 28, 2000, Finlay Jewelry had two open positions in futures contracts for gold totaling 16,000 fine troy ounces, valued at $4.2 million, which expire through April 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $13.0 million for each of the thirty-nine week periods ended October 30, 1999 and October 28, 2000.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 43% of Finlay's sales and 81% of its income from operations for 1997, 1998 and 1999. Finlay has typically experienced net losses in the first three quarters of its fiscal year, although Finlay Jewelry did achieve a net profit in the second quarter this year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's compliance with applicable contractual covenants, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's common stock, and overall market conditions for the Holding Company's common stock.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Finlay Jewelry undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Finlay Jewelry files or has filed from time to time with the Commission pursuant to the Exchange Act.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $4.2 million at October 28, 2000, which expire through April 2001.

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




Date: December 8, 2000                 FINLAY FINE JEWELRY CORPORATION

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