Form 10-Q
period 2001-05-05
FINLAY FINE JEWELRY CORP
filed 2001-06-18
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended   May 5, 2001

                                       or

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 33-59380


                         FINLAY FINE JEWELRY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3287757
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     529 Fifth Avenue New York, NY                             10017
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

                      Yes __X*__                  No _____

As of June 15, 2001, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 5, 2001

                                      INDEX


                                                                                             PAGE(S)
                                                                                             -------
PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Operations for the thirteen weeks ended April 29, 2000 and May 5, 2001................................................1

             Consolidated Balance Sheets as of February 3, 2001 and May 5, 2001..................2

             Consolidated Statements of Changes in Stockholder's Equity for the year ended February 3, 2001 and thirteen weeks ended May 5, 2001.........................3

             Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2000 and May 5, 2001................................................4

             Notes to Consolidated Financial Statements..........................................5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................................10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................15


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...................................................16

SIGNATURES......................................................................................17

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                         Thirteen Weeks Ended
                                                       ------------------------
                                                       April 29,        May 5,
                                                          2000           2001
                                                       ---------      ---------

Sales ............................................     $ 178,614      $ 193,249
Cost of sales ....................................        87,336         94,881
                                                       ---------      ---------
  Gross margin ...................................        91,278         98,368
Selling, general and administrative expenses .....        82,494         89,159
Depreciation and amortization ....................         4,204          4,828
                                                       ---------      ---------
  Income (loss) from operations ..................         4,580          4,381
Interest expense, net ............................         5,161          5,001
                                                       ---------      ---------
  Income (loss) before income taxes ..............          (581)          (620)
Provision (benefit) for income taxes .............           (66)          (138)
                                                       ---------      ---------
  Net income (loss) ..............................     $    (515)     $    (482)
                                                       =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                   (unaudited)
                                                                      February 3,     May 5,
                                                                         2001         2001
                                                                       --------     --------
                                      ASSETS
Current assets
  Cash and cash equivalents ......................................     $ 31,249     $  2,901
  Accounts receivable - department stores ........................       23,677       38,013
  Other receivables ..............................................       30,856       29,385
  Merchandise inventories ........................................      326,511      328,855
  Prepaid expenses and other .....................................        2,880        3,647
                                                                       --------     --------
    Total current assets .........................................      415,173      402,801
                                                                       --------     --------
Fixed assets
  Equipment, fixtures and leasehold improvements .................      117,871      121,487
  Less - accumulated depreciation and amortization ...............       44,028       47,198
                                                                       --------     --------
    Fixed assets, net ............................................       73,843       74,289
                                                                       --------     --------
Deferred charges and other assets ................................       20,685       21,982
Goodwill .........................................................       94,799       93,861
                                                                       --------     --------
    Total assets .................................................     $604,500     $592,933
                                                                       ========     ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable ..................................................     $   --       $ 90,165
  Accounts payable - trade .......................................      162,242       75,940
  Accrued liabilities:
    Accrued salaries and benefits ................................       20,806       21,422
    Accrued miscellaneous taxes ..................................        4,117        4,749
    Accrued interest .............................................        3,583          681
    Other ........................................................       17,734       18,889
  Income taxes payable ...........................................       46,433       35,479
  Deferred income taxes ..........................................        3,097        3,199
  Due to parent ..................................................        5,158        3,321
                                                                       --------     --------
    Total current liabilities ....................................      263,170      253,845
Long-term debt ...................................................      150,000      150,000
Other non-current liabilities ....................................       11,907       12,274
                                                                       --------     --------
    Total liabilities ............................................      425,077      416,119
                                                                       --------     --------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
    issued and outstanding 1,000 shares ..........................         --           --
  Additional paid-in capital .....................................       82,975       82,975
  Retained earnings ..............................................       96,448       93,656
  Accumulated other comprehensive income .........................         --            183
                                                                       --------     --------
    Total stockholder's equity ...................................      179,423      176,814
                                                                       --------     --------
    Total liabilities and stockholder's equity ...................     $604,500     $592,933
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)


                                                         Common Stock                                Accumulated
                                                      ------------------   Additional     Retained      Other        Total
                                                        Number               Paid-in      Earnings  Comprehensive Stockholder's
                                                      of shares   Amount     Capital     (Deficit)      Income       Equity
                                                      ---------   ------     -------     ---------      ------       ------
Balance, January 29, 2000 ........................      1,000      $--       $82,975      $ 74,051       $--       $ 157,026
  Net income (loss) ..............................       --         --          --          31,429        --          31,429
  Dividends on Common Stock ......................       --         --          --          (9,032)       --          (9,032)
                                                        -----      ----      -------      --------       ----      ---------
Balance, February 3, 2001 ........................      1,000       --        82,975        96,448        --         179,423
  Net income (loss) ..............................       --         --          --            (482)       --            (482)
  Accumulated other comprehensive
    income .......................................       --         --          --            --          183            183
  Dividends on Common Stock ......................       --         --          --          (2,310)       --          (2,310)
                                                        -----      ----      -------      --------       ----      ---------
Balance, May 5, 2001
  (unaudited) ....................................      1,000      $--       $82,975      $ 93,656       $183      $ 176,814
                                                        =====      ====      =======      ========       ====      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Thirteen Weeks Ended
                                                                                       -----------------------
                                                                                       April 29,      May 5,
                                                                                          2000         2001
                                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...............................................................    $    (515)    $    (482)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ...................................................        4,458         5,085
  Other, net ......................................................................          822           582
  Changes in operating assets and liabilities, net of effects from purchase of J.B
    Rudolph assets (Note 6):
    Increase in accounts and other receivables ....................................      (26,123)      (12,907)
    Increase in merchandise inventories ...........................................      (24,579)       (2,344)
    Increase in prepaid expenses and other ........................................       (2,172)         (771)
    Decrease in accounts payable and accrued liabilities ..........................      (46,731)      (97,502)
    Decrease in due to parent .....................................................          (17)       (4,149)
                                                                                       ---------     ---------
      NET CASH USED IN OPERATING ACTIVITIES .......................................      (94,857)     (112,488)
                                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .....................       (3,833)       (3,857)
  Deferred charges and other, net .................................................         (554)       (2,168)
  Proceeds from sale of Sonab assets ..............................................        6,792          --
  Payment for purchase of J.B. Rudolph assets .....................................      (20,605)         --
                                                                                       ---------     ---------
      NET CASH USED IN INVESTING ACTIVITIES .......................................      (18,200)       (6,025)
                                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .........................................      202,919       229,618
  Principal payments on revolving credit facility .................................     (116,310)     (139,453)
                                                                                       ---------     ---------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES .................................       86,609        90,165
                                                                                       ---------     ---------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................         (575)         --
                                                                                       ---------     ---------
      DECREASE IN CASH AND CASH EQUIVALENTS .......................................      (27,023)      (28,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................       34,758        31,249
                                                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................    $   7,735     $   2,901
                                                                                       =========     =========

Supplemental disclosure of cash flow information:
  Interest paid ...................................................................    $   1,228     $   7,638
  Income taxes paid ...............................................................        2,654         8,856


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 5, 2001, and the results of operations and cash flows for the thirteen weeks ended April 29, 2000 and May 5, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended February 3, 2001 ("Form 10-K") previously filed with the Commission.

     Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1998, 1999, 2000 and 2001 relate to the fiscal years ending January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks, except 2000 includes 53 weeks.

     Finlay Jewelry recorded a tax provision based on an estimated annual income fiscal tax rate. In addition, Finlay Jewelry has recognized an intraperiod tax benefit as it has projected that there will be a profit in the fourth quarter and for the fiscal year.

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss). In 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks ended May 5, 2001, the comprehensive loss was $1.5 million.

NOTE 2 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail jewelry industry. Approximately 47% of Finlay's sales in 2000 were from operations in The May Department Stores Company ("May") and 22% in departments operated in store groups owned by Federated Department Stores ("Federated").

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                           (unaudited)
                                                               February 3,    May 5,
                                                                  2001        2001
                                                                --------    --------
                                                                  (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis) .....................    $332,693    $335,227
     Less:  Excess of specific identification cost over LIFO
       inventory value .....................................       6,182       6,372
                                                                --------    --------
                                                                $326,511    $328,855
                                                                ========    ========

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended April 29, 2000 and May 5, 2001 by $88,000 and $191,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,724,000 and $375,840,000 at February 3, 2001 and May 5, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 5, 2001, amounts outstanding under the Gold Consignment Agreement totaled 121,189 fine troy ounces, valued at approximately $31.9 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and May 5, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 46,300 and 61,300 fine troy ounces, valued at $12.6 million and $16.6 million, respectively, which expire during 2001.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES (continued)

     On February 4, 2001, Finlay Jewelry adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $24,000, net of tax. At May 5, 2001 the fair value of the gold forward contracts resulted in the recognition of an asset of $183,000, net of tax, of which the entire amount is expected to be reclassified into earnings during 2001.

     Finlay Jewelry has documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Finlay Jewelry also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Finlay Jewelry believes that the designated hedges will be highly effective and that the related hedge accounting will not have a material impact on Finlay Jewelry's results of operations.


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                                   Thirteen Weeks Ended
                                                ---------------------------
                                                April 29,           May 5,
                                                   2000              2001
                                                ---------           -------
                                                       (in thousands)
     Minimum fees ...................            $ 2,764            $ 1,932
     Contingent fees ................             26,463             30,002
                                                 -------            -------
       Total ........................            $29,227            $31,934
                                                 =======            =======

NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. To date, Sonab has received $8.8 million and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

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

     The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay's consolidated financial statements since the date of acquisition. Finlay has recorded goodwill of $1.7, which is being amortized over a period of ten years.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Holding Company may, from time to time, at the discretion of management, purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, Finlay repurchased 92,000 shares at a cost of approximately $1,119,000. During the first quarter of fiscal 2001, Finlay repurchased an additional 66,580 shares for approximately $865,000.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity.

NOTE 8 - SUBSEQUENT EVENT

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and will close the remaining 21 departments during the second quarter. Finlay intends to record a charge of approximately $900,000 related to the write off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                         Thirteen Weeks Ended
                                                        ----------------------
                                                        April 29,       May 5,
                                                          2000           2001
                                                        ---------       ------
Sales ............................................        100.0%         100.0%
Cost of sales ....................................         48.9           49.1
                                                         ------         ------
  Gross margin ...................................         51.1           50.9
Selling, general and administrative expenses .....         46.2           46.1
Depreciation and amortization ....................          2.4            2.5
                                                         ------         ------
  Income (loss) from operations ..................          2.5            2.3
Interest expense, net ............................          2.8            2.6
                                                         ------         ------
  Income (loss) before income taxes ..............         (0.3)          (0.3)
Provision (benefit) for income taxes .............         --             --
                                                         ------         ------
  Net income (loss) ..............................         (0.3)%         (0.3)%
                                                         ======         ======

Thirteen  Weeks Ended May 5, 2001 Compared  with Thirteen  Weeks Ended April 29,
2000

     Sales. Sales for the thirteen weeks ended May 5, 2001 increased $14.6 million, or 8.2%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) increased 2.3% primarily due to a shift in a Mother's Day promotional event based on this year's retail calendar. Management attributes this nominal increase in the comparable department sales to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $10.5 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings.

     With the continuing weak retail environment, Finlay Jewelry continued to experience a softer than expected sales trend in the month of May 2001. In addition, the second quarter will be negatively impacted by the earlier Mother's Day.

     During  the  thirteen  weeks  ended  May  5,  2001,   Finlay  opened  eight
departments and closed fifteen departments. Included in the openings and closings were seven departments related to May's acquisition of stores from Saks, Inc., in which Finlay Jewelry operated all of the departments. The remaining openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period increased by $7.1 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.2%, primarily due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increase in the LIFO provision of $0.1 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $6.7 million, or 8.1%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. Positive leveraging of field payroll and administrative expense was offset by a planned increase in advertising expenditures as a result of the earlier Mother's Day. SG&A as a percentage of sales decreased by 0.1%.

     Depreciation and amortization. Depreciation and amortization increased by $0.6 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.2 million primarily due to a lower weighted average interest rate (8.0% for the 2001 period compared to 8.4% for the comparable period in 2000) offset slightly by an increase in average borrowings ($215.8 million for the period in 2001 compared to $212.3 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $0.5 million for the 2001 period was consistent with the net loss in the prior period.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended April 29, 2000 and May 5, 2001, capital expenditures totaled $3.8 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million) and $3.9 million, respectively. For 2000, capital expenditures totaled $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $14.0 to $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $149.0 million at May 5, 2001, a decrease of $3.0 million from February 3, 2001. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 5, 2001 were $90.2 million, compared to a zero balance at February 3, 2001 and $86.6 million at April 29, 2000. The average amounts outstanding under the Revolving Credit Agreement were $63.6 million and $65.8 million for the thirteen weeks ended April 29, 2000 and May 5, 2001, respectively. The maximum amount outstanding for the thirteen weeks ended May 5, 2001 was $97.3 million, at which point the unused excess availability was $123.4 million, excluding the acquisition facility.

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

     On April 3, 2000 Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. During 2000, the J.B. Rudolph Acquisition required additional working capital to increase the inventory levels in anticipation of the year-end holiday season. Inventory purchases for the former J.B. Rudolph departments are being financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of May 5, 2001, $375.8 million of consignment merchandise was on hand as compared to $359.6 million at April 29, 2000.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 5, 2001, Finlay Jewelry's outstanding borrowings were $240.2 million, which included a $150.0 million balance under the Senior Notes and a $90.2 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 5, 2001, amounts outstanding under the Gold Consignment Agreement totaled 121,189 fine troy ounces, valued at approximately $31.9 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At May 5, 2001, a total of approximately $16.7 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Finlay expects these systems to be completed by mid-2001 and anticipates it will spend an additional $3.0 to $6.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At May 5, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 61,300 fine troy ounces, valued at $16.6 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $1.2 million and $7.6 million for the thirteen week periods ended April 29, 2000 and May 5, 2001, respectively. As a result of the retail calendar closing date for the first quarter of 2001, the semiannual interest payment with respect to the Senior Debentures and the Senior Notes was paid in the first quarter of 2001, whereas the first quarter of 2000 did not include the interest payments.

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and will close the remaining 21 Stern's departments during the second quarter of 2001. Finlay intends to record a charge of approximately $900,000 related to the write off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

Seasonality

     Finlay's  business is highly  seasonal,  with a significant  portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 78% of its income from operations for 1998, 1999 and 2000. Finlay has typically experienced net losses in the first three quarters of its fiscal year, although Finlay Jewelry did achieve a net profit in the second quarter of 2000. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

     The effect of inflation on Finlay Jewelry's results of operations has not been material in the periods discussed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $16.6 million at May 5, 2001, which expire during 2001.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

        2      Not applicable.

        3      Not applicable.

        4      Not applicable.

     10.1 Amended and Restated Gold Consignment Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as successor to Rhode Island Hospital Trust National Bank ("Sovereign Bank")), and the other parties which are or may become parties thereto.

     10.2 Amended and Restated Security Agreement dated as of March 30, 2001 by and between Finlay Jewelry, eFinlay and Sovereign Bank, as agent.

     10.3 Amended and Restated Intercreditor Agreement dated as of March 30, 2001 between Sovereign Bank, as agent, and General Electric Capital Corporation, as agent, and acknowledged by Finlay Jewelry and eFinlay.

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


Date: June 15, 2001                     FINLAY FINE JEWELRY CORPORATION

                                        By:  /s/  Bruce E. Zurlnick
                                             ----------------------------------
                                             Bruce E. Zurlnick
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (As both a duly authorized officer
                                             of Registrant and as principal
                                             financial officer of Registrant)