Form 10-Q
period 2001-08-04
FINLAY FINE JEWELRY CORP
filed 2001-09-14
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 4, 2001

                                       or

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3287757
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       529 Fifth Avenue, New York, NY                           10017
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

As of September 14, 2001, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 4, 2001

                                      INDEX


                                                                                       PAGE(S)
                                                                                       -------
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001......................1

              Consolidated Balance Sheets as of February 3, 2001 and August 4, 2001........3

              Consolidated Statements of Changes in Stockholder's Equity for the
              year ended February 3, 2001 and twenty-six weeks ended August 4, 2001........4

              Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001......................5

              Notes to Consolidated Financial Statements...................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................18


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................................19

SIGNATURES................................................................................20

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)



                                                         Thirteen Weeks Ended
                                                       ------------------------
                                                       July 29,        August 4,
                                                         2000            2001
                                                       ---------      ---------

Sales.............................................     $ 211,229      $ 196,167
Cost of sales.....................................       105,050         98,480
                                                       ---------      ---------
    Gross margin..................................       106,179         97,687
Selling, general and administrative expenses......        91,538         86,881
Depreciation and amortization.....................         4,378          5,055
                                                       ---------      ---------
    Income (loss) from operations.................        10,263          5,751
Interest expense, net.............................         6,089          5,296
                                                       ---------      ---------
    Income (loss) before income taxes.............         4,174            455
Provision (benefit) for income taxes..............         1,862            302
                                                       ---------      ---------
    Net income (loss).............................     $   2,312      $     153
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                        Twenty-Six Weeks Ended
                                                       ------------------------
                                                       July 29,        August 4,
                                                         2000            2001
                                                       ---------      ---------

Sales..............................................    $ 389,843      $ 389,416
Cost of sales......................................      192,386        193,361
                                                       ---------      ---------
    Gross margin...................................      197,457        196,055
Selling, general and administrative expenses.......      174,032        176,040
Depreciation and amortization......................        8,582          9,883
                                                       ---------      ---------
    Income (loss) from operations..................       14,843         10,132
Interest expense, net..............................       11,250         10,297
                                                       ---------      ---------
    Income (loss) before income taxes .............        3,593           (165)
Provision (benefit) for income taxes...............        1,796            164
                                                       ---------      ---------
    Net income (loss)..............................    $   1,797      $    (329)
                                                       =========      =========







  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  (unaudited)
                                                                    February 3,    August 4,
                                                                       2001          2001
                                                                     --------     ----------
                                 ASSETS
Current assets
  Cash and cash equivalents ......................................   $ 31,249      $  2,196
  Accounts receivable - department stores ........................     23,677        33,881
  Other receivables ..............................................     30,856        30,360
  Merchandise inventories ........................................    326,511       317,108
  Prepaid expenses and other .....................................      2,880         4,109
                                                                     --------      --------
     Total current assets ........................................    415,173       387,654
                                                                     --------      --------
Fixed assets
  Equipment, fixtures and leasehold improvements .................    117,871       121,253
  Less - accumulated depreciation and amortization ...............     44,028        49,236
                                                                     --------      --------
     Fixed assets, net ...........................................     73,843        72,017
                                                                     --------      --------
Deferred charges and other assets ................................     20,685        21,823
Goodwill .........................................................     94,799        92,922
                                                                     --------      --------
     Total assets ................................................   $604,500      $574,416
                                                                     ========      ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Notes payable ..................................................   $   --        $ 76,567
  Accounts payable - trade .......................................    162,242        72,197
  Accrued liabilities:
     Accrued salaries and benefits ...............................     20,806        18,098
     Accrued miscellaneous taxes .................................      4,117         6,270
     Accrued interest ............................................      3,583         3,730
     Other .......................................................     17,734        19,305
  Income taxes payable ...........................................     46,433        32,469
  Deferred income taxes ..........................................      3,097         3,229
  Due to parent ..................................................      5,158         5,314
                                                                     --------      --------
     Total current liabilities ...................................    263,170       237,179
Long-term debt ...................................................    150,000       150,000
Other non-current liabilities ....................................     11,907        12,640
                                                                     --------      --------
     Total liabilities ...........................................    425,077       399,819
                                                                     --------      --------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares .........................       --            --
  Additional paid-in capital .....................................     82,975        82,975
  Retained earnings ..............................................     96,448        91,494
  Accumulated other comprehensive income .........................       --             128
                                                                     --------      --------
     Total stockholder's equity ..................................    179,423       174,597
                                                                     --------      --------
     Total liabilities and stockholder's equity ..................   $604,500      $574,416
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)

                                    Common Stock                                 Accumulated
                                  -----------------    Additional    Retained        Other         Total
                                    Number               Paid-in     Earnings   Comprehensive  Stockholder's
                                  of shares  Amount      Capital     (Deficit)      Income        Equity
                                  ---------  ------    ----------    --------   -------------  -------------
Balance, January 29, 2000 .......   1,000     $--       $82,975      $ 74,051        $--        $ 157,026
  Net income (loss) .............    --        --          --          31,429         --           31,429
  Dividends on Common Stock .....    --        --          --          (9,032)        --           (9,032)
                                    -----    -----      -------      --------        ----       ---------
Balance, February 3, 2001 .......   1,000      --        82,975        96,448         --          179,423
  Net income (loss) .............    --        --          --            (329)        --             (329)
  Fair value of gold forward
    contracts at Febuary 4, 2001     --        --          --            --            24              24
  Change in fair value of gold
    forward contracts ...........    --        --          --            --           104             104
  Dividends on Common Stock .....    --        --          --          (4,625)        --           (4,625)
                                    -----    -----      -------      --------        ----       ---------
Balance, August 4, 2001
(unaudited) .....................   1,000     $--       $82,975      $ 91,494        $128       $ 174,597
                                    =====    =====      =======      ========        ====       =========








  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Thirteen Weeks Ended
                                                                    ----------------------
                                                                    July 29,     August 4,
                                                                      2000         2001
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................................   $   2,312    $     153
  Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
  Depreciation and amortization .................................       4,378        5,055
  Amortization of deferred financing costs ......................         253          258
  Other, net ....................................................         220          812
  Changes in operating assets and liabilities:
     Decrease in accounts and other receivables .................       2,285        3,977
     Decrease in merchandise inventories ........................      10,519       11,747
     Increase in prepaid expenses and other .....................         (35)        (466)
     Decrease in accounts payable and accrued liabilities .......     (16,859)      (5,024)
     Decrease in due to parent ..................................      (3,768)        (320)
                                                                    ---------    ---------
        NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES ...        (695)      16,192
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ...      (3,908)      (2,366)
  Deferred charges and other, net ...............................        (521)        (933)
  Proceeds from sale of outlet assets ...........................         752         --
                                                                    ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES ...................      (3,677)      (3,299)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .......................     159,813      141,151
  Principal payments on revolving credit facility ...............    (158,864)    (154,749)
                                                                    ---------    ---------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES ...         949      (13,598)
                                                                    ---------    ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH .................         133         --
                                                                    ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ...................      (3,290)        (705)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................       7,735        2,901
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $   4,445    $   2,196
                                                                    =========    =========

Supplemental disclosure of cash flow information:
  Interest paid .................................................   $   9,006    $   1,990
  Income taxes paid .............................................          65        3,013



  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Twenty-Six Weeks Ended
                                                                   ----------------------
                                                                    July 29,    August 4,
                                                                      2000        2001
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ............................................   $   1,797    $    (329)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ................................       8,582        9,883
  Amortization of deferred financing costs .....................         507          515
  Other, net ...................................................       1,042        1,394
  Changes in operating assets and liabilities, net of effect from purchase of J.B. Rudolph assets (Note 6):
     Increase in accounts and other receivables ................     (23,838)      (8,930)
     (Increase) decrease in merchandise inventories ............     (14,060)       9,403
     Increase in prepaid expenses and other ....................      (2,207)      (1,237)
     Decrease in accounts payable and accrued liabilities ......     (63,590)    (102,526)
     Decrease in due to parent .................................      (3,785)      (4,469)
                                                                   ---------    ---------
        NET CASH USED IN OPERATING ACTIVITIES ..................     (95,552)     (96,296)
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ..      (7,741)      (6,223)
  Deferred charges and other ...................................      (1,075)      (3,101)
  Proceeds from sale of Sonab assets ...........................       6,792         --
  Proceeds from sale of outlet assets ..........................         752         --
  Payment for purchase of J.B. Rudolph assets ..................     (20,605)        --
                                                                   ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES ..................     (21,877)      (9,324)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ......................     362,732      370,769
  Principal payments on revolving credit facility ..............    (275,174)    (294,202)
                                                                   ---------    ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ............      87,558       76,567
                                                                   ---------    ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ................        (442)        --
                                                                   ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ..................     (30,313)
                                                                                  (29,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................      34,758       31,249
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $   4,445    $   2,196
                                                                   =========    =========

Supplemental disclosure of cash flow information:
  Interest paid ................................................   $  10,234    $   9,628
  Income taxes paid ............................................       2,719       11,869



  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of August 4, 2001, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Finlay Jewelry recorded a tax provision based on an estimated annual income tax rate. In addition, Finlay Jewelry has recognized an intraperiod tax benefit as it has projected that there will be a profit in the fourth quarter and for the fiscal year.

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss). In 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks and twenty-six weeks ended August 4, 2001, the comprehensive income was $25,000 and the comprehensive loss was $0.5 million, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION (continued)

     The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. The completion of a transitional impairment test is required within six months of adoption. Upon adoption of this statement, the impairment, if any, is treated as a cumulative effect of a change in accounting principle. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Finlay Jewelry is currently evaluating the impact of adopting SFAS No. 142.


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


NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                     (unaudited)
                                                          February 3,  August 4,
                                                             2001        2001
                                                           --------    ---------
                                                              (in thousands)
Jewelry goods - rings, watches and other fine jewelry
    (specific identification basis) ....................   $332,693    $324,283
Less:  Excess of specific identification cost over
    LIFO inventory value ...............................      6,182       7,175
                                                           --------    --------
                                                           $326,511    $317,108
                                                           ========    ========

     The LIFO method had the effect of decreasing income before income taxes for the thirteen weeks ended July 29, 2000 and August 4, 2001 by $599,000 and $803,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended July 29, 2000 and August 4, 2001 was to decrease the income before income taxes by $687,000 and increase the loss before income taxes by $994,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,724,000 and $370,056,000 at February 3, 2001 and August 4, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES (continued)

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 4, 2001, amounts outstanding under the Gold Consignment Agreement totaled 115,726 fine troy ounces, valued at approximately $30.8 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and August 4, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 46,300 and 44,500 fine troy ounces, valued at $12.6 million and $11.8 million, respectively, which expire during 2001.

     On February 4, 2001, Finlay Jewelry adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At August 4, 2001, the fair value of the gold forward contracts resulted in the recognition of an asset of $215,300. The amount recorded in other comprehensive income of $128,000, net of tax, is expected to be reclassified into earnings during 2001.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                               Thirteen Weeks Ended       Twenty-Six Weeks Ended
                              ---------------------       ----------------------
                              July 29,     August 4,      July 29,     August 4,
                                2000         2001           2000         2001
                              --------     --------       --------     --------
                                                (in thousands)
Minimum fees..............    $  3,259     $  2,143       $  6,023     $  4,075
Contingent fees...........      31,667       30,101         58,130       60,103
                              --------     --------       --------     --------
  Total...................    $ 34,926     $ 32,244       $ 64,153     $ 64,178
                              ========     ========       ========     ========


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


NOTE 6 - JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory of approximately $16.3 million and fixed assets of approximately $4.0 million. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the J.B. Rudolph Acquisition with borrowings under Finlay's revolving

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - JAY B. RUDOLPH, INC. ACQUISITION (continued)

credit agreement with General Electric Capital Corporation and the other lenders thereto (the "Revolving Credit Agreement").

     The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay's consolidated financial statements since the date of acquisition. Finlay has recorded goodwill of $1.7 million, which is being amortized over a period of ten years.


NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Holding Company, from time to time, at the discretion of management, may purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, the Holding Company repurchased 92,000 shares at a cost of approximately $1,119,000. During the first quarter of fiscal 2001, the Holding Company repurchased an additional 66,580 shares for approximately $865,000. There were no repurchases made during the second quarter of 2001.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity.


NOTE 8 - DEPARTMENT CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and closed the remaining 21 departments during the second quarter. Finlay recorded a charge of approximately $900,000 for the write-off of fixed assets and employee severance.

     In addition, Federated recently acquired the Liberty House department store chain. Finlay currently operates in all twelve of the Liberty House department stores, representing approximately 1% of Finlay's locations. Finlay will operate these departments through mid-November 2001. Finlay intends to record a one time charge of approximately $400,000 related to the write-off of fixed assets and employee severance.

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                       Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                      ----------------------       ------------------------
                                                      July 29,     August 4,       July 29,       August 4,
                                                        2000         2001            2000           2001
                                                      --------     ---------       --------       ---------
Sales..............................................    100.0%       100.0%           100.0%        100.0%
Cost of sales......................................     49.7         50.2             49.3          49.7
                                                       -----        -----            -----         -----
    Gross margin...................................     50.3         49.8             50.7          50.3
Selling, general and administrative expenses.......     43.3         44.3             44.7          45.2
Depreciation and amortization......................      2.1          2.6              2.2           2.5
                                                       -----        -----            -----         -----
    Income (loss) from operations..................      4.9          2.9              3.8           2.6
Interest expense, net..............................      2.9          2.7              2.9           2.6
                                                       -----        -----            -----         -----
    Income (loss) before income taxes..............      2.0          0.2              0.9            --
Provision (benefit) for income taxes...............      0.9          0.1              0.4            --
                                                       -----        -----            -----         -----
    Net income (loss)..............................      1.1%         0.1%             0.5%           --%
                                                       =====        =====            =====         =====


Thirteen Weeks Ended August 4, 2001 Compared with Thirteen Weeks Ended July 29, 2000

     Sales. Sales for the thirteen weeks ended August 4, 2001 decreased $15.1 million, or 7.1%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) decreased 5.3%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. A shift in a Mother's Day promotional event to the first quarter of 2001, based on this year's retail calendar, negatively impacted comparable department sales by 2.5%. Comparable department sales were positively impacted by 2.5% as a result of "going-out-of-business" sales at the Stern's store group. Sales decreased by $3.7 million as a result of the timing of new store openings and closings.

     With the continuing weak retail environment, the Company continued to experience soft sales trends in the month of August 2001.

     During  the  thirteen  weeks  ended  August 4,  2001,  Finlay  opened  four departments  and  closed  32  departments.  Included  in the  closings  were  21 departments relating to the closing of Stern's. The remaining openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period decreased by $8.5 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.5%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy, (ii) the high level of clearance merchandise sold off during the closing of the Stern's departments and (iii) an increase in the LIFO provision of approximately $200,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased $4.7 million, or 5.1%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. As a percentage of sales, SG&A increased 1.0% due to the severance and fixed asset write-off of $900,000 associated with the closing of Stern's and the negative impact of payroll and other expenses as a percentage of sales due to the lower sales volume. These negative variances were offset by lower advertising expenditures as a result of the earlier Mother's Day on this year's retail calendar.

     Depreciation and amortization. Depreciation and amortization increased by $0.7 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.8 million primarily due to a lower weighted average interest rate (7.4% for the 2001 period compared to 8.4% for the comparable period in 2000) and a decrease in average borrowings ($246.2 million for the period in 2001 compared to $261.6 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net income of $0.2 million for the 2001 period was $2.2 million lower as compared to the net income in the prior period as a result of the factors discussed above.


Twenty-Six Weeks Ended August 4, 2001 Compared with Twenty-Six Weeks Ended July 29, 2000

     Sales. Sales for the twenty-six weeks ended August 4, 2001 decreased $0.4 million, or 0.1%, over the comparable period in 2000. Comparable department sales decreased 1.8%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $6.6 million, relating to the net effect and timing of new store openings and closings.

     During the twenty-six weeks ended August 4, 2001, Finlay opened 12 departments and closed 47 departments. The openings and closings were all within existing store groups. The closings included all 23 Stern's departments.

     Gross margin. Gross margin for the period decreased by $1.4 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.4% due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increased LIFO provision of approximately $300,000.

     Selling, general and administrative expenses. SG&A increased $2.0 million, or 1.2%. SG&A as a percentage of sales increased by 0.5%. The one time costs associated with the closing of Stern's contributed to a portion of this increase.

     Depreciation and amortization. Depreciation and amortization increased by $1.3 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, including fixed assets acquired in connection with the J.B. Rudolph Acquisition in April 2000, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.0 million primarily due to a lower weighted average interest rate (7.7% for the 2001 period compared to 8.4% for the comparable period in 2000) and a decrease in average borrowings ($231.0 million for the period in 2001 compared to $237.6 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $0.3 million for the 2001 period was $2.1 million lower than the net income in the prior period as a result of the factors discussed above.


Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended July 29, 2000 and August 4, 2001, capital expenditures totaled $7.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million) and $6.2 million, respectively. For 2000, capital expenditures totaled $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $12.0 to $14.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $150.5 million at August 4, 2001, a decrease of $1.5 million from February 3, 2001. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at August 4, 2001 were $76.6 million, compared to a zero balance at February 3, 2001 and $87.6 million at July 29, 2000. The average amounts outstanding under the Revolving Credit Agreement were $87.6 million and $81.0 million for the twenty-six weeks ended July 29, 2000 and August 4, 2001, respectively. The maximum amount outstanding for the twenty-six weeks ended August 4, 2001 was $113.7 million, at which point the unused excess availability was $107.1 million, excluding the acquisition facility.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of August 4, 2001, $370.1 million of consignment merchandise was on hand as compared to $360.9 million at July 29, 2000.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of August 4, 2001, Finlay Jewelry's outstanding borrowings were $226.6 million, which included a $150.0 million balance under the Senior Notes and a $76.6 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 4, 2001, amounts outstanding under the Gold Consignment Agreement totaled 115,726 fine troy ounces, valued at approximately $30.8 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At August 4, 2001, a total of approximately $17.6 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Finlay expects these systems to be completed by late 2001 and anticipates it will spend an additional $3.0 to $6.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At August 4, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 44,500 fine troy ounces, valued at $11.8 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $10.2 million and $9.6 million for the twenty-six week periods ended July 29, 2000 and August 4, 2001, respectively. As a result of the retail calendar closing date for the first quarter of 2001, the semi-annual interest payment with respect to the Senior Notes was paid in the first quarter of 2001, whereas the second quarter of 2000 included the interest payment.

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $900,000 related to the write-off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

     In addition, Federated recently acquired the Liberty House department store chain. Finlay currently operates in all twelve of the Liberty House department stores, representing approximately 1% of Finlay's locations. Finlay will operate these departments through mid-November 2001 and anticipates that its 2001 fourth quarter sales will be reduced by approximately $6.0 million as a result of these closings. Finlay intends to record a one time charge of approximately $400,000 related to the write-off of fixed assets and employee severance.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $11.8 million at August 4, 2001, which expire during 2001.

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




Date: September 14, 2001               FINLAY FINE JEWELRY CORPORATION

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