Form 10-Q
period 2001-11-03
FINLAY FINE JEWELRY CORP
filed 2001-12-14
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended November 3, 2001

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

                       Yes __X*__               No _____

As of December 14, 2001, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                      INDEX


                                                                                         PAGE(S)
                                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001.....................1

           Consolidated Balance Sheets as of February 3, 2001 and November 3, 2001...........3

           Consolidated Statements of Changes in Stockholder's Equity for the year ended February 3, 2001 and thirty-nine weeks ended November 3, 2001...............4

           Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001.....................5

           Notes to Consolidated Financial Statements........................................7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................................13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................19


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................................20

SIGNATURES .................................................................................21

PART I - FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements


                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    October 28,      November 3,
                                                        2000            2001
                                                    -----------      -----------

Sales ..........................................     $ 189,728       $ 175,292
Cost of sales ..................................        93,233          87,680
                                                     ---------       ---------
   Gross margin ................................        96,495          87,612
Selling, general and administrative expenses ...        86,398          80,789
Depreciation and amortization ..................         4,448           5,070
                                                     ---------       ---------
   Income (loss) from operations ...............         5,649           1,753
Interest expense, net ..........................         6,406           5,124
                                                     ---------       ---------
   Income (loss) before income taxes ...........          (757)         (3,371)
Provision (benefit) for income taxes ...........          (140)         (1,248)
                                                     ---------       ---------
   Net income (loss) ...........................     $    (617)      $  (2,123)
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                       Thirty-Nine Weeks Ended
                                                      --------------------------
                                                      October 28,    November 3,
                                                         2000            2001
                                                      -----------    -----------

Sales ..........................................      $ 579,571       $ 564,708
Cost of sales ..................................        285,619         281,041
                                                       --------       ---------
   Gross margin ................................        293,952         283,667
Selling, general and administrative expenses ...        260,430         256,829
Depreciation and amortization ..................         13,030          14,953
                                                       --------       ---------
   Income (loss) from operations ...............         20,492          11,885
Interest expense, net ..........................         17,656          15,421
                                                       --------       ---------
   Income (loss) before income taxes ...........          2,836          (3,536)
Provision (benefit) for income taxes ...........          1,656          (1,084)
                                                       --------       ---------
   Net income (loss) ...........................      $   1,180       $  (2,452)
                                                       ========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                             (unaudited)
                                                                               February 3,   November 3,
                                                                                  2001          2001
                                                                                --------      --------
                                     ASSETS
Current assets
   Cash and cash equivalents .............................................      $ 31,249      $  2,028
   Accounts receivable - department stores ...............................        23,677        36,746
   Other receivables .....................................................        30,856        33,405
   Merchandise inventories ...............................................       326,511       334,355
   Prepaid expenses and other ............................................         2,880         3,914
                                                                                --------      --------
      Total current assets ...............................................       415,173       410,448
                                                                                --------      --------
Fixed assets
   Equipment, fixtures and leasehold improvements ........................       117,871       124,622
   Less - accumulated depreciation and amortization ......................        44,028        52,466
                                                                                --------      --------
      Fixed assets, net ..................................................        73,843        72,156
                                                                                --------      --------
Deferred charges and other assets ........................................        20,685        21,229
Goodwill .................................................................        94,799        91,984
                                                                                --------      --------
      Total assets .......................................................      $604,500      $595,817
                                                                                ========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Notes payable .........................................................      $   --        $101,803
   Accounts payable - trade ..............................................       162,242        78,625
   Accrued liabilities:
      Accrued salaries and benefits ......................................        20,806        20,384
      Accrued miscellaneous taxes ........................................         4,117         5,246
      Accrued interest ...................................................         3,583           690
      Other ..............................................................        17,734        17,858
   Income taxes payable ..................................................        46,433        32,141
   Deferred income taxes .................................................         3,097         3,344
   Due to parent .........................................................         5,158         2,307
                                                                                --------      --------
      Total current liabilities ..........................................       263,170       262,398
Long-term debt ...........................................................       150,000       150,000
Other non-current liabilities ............................................        11,907        13,006
                                                                                --------      --------
      Total liabilities ..................................................       425,077       425,404
                                                                                --------      --------
Stockholder's equity
   Common Stock, par value $.01 per share; authorized 5,000 shares;
      issued and outstanding 1,000 shares ................................          --            --
   Additional paid-in capital ............................................        82,975        82,975
   Retained earnings .....................................................        96,448        87,058
   Accumulated other comprehensive income ................................          --             380
                                                                                --------      --------
      Total stockholder's equity .........................................       179,423       170,413
                                                                                --------      --------
      Total liabilities and stockholder's equity .........................      $604,500      $595,817
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)


                                              Common Stock                                        Accumulated
                                         ----------------------      Additional     Retained          Other          Total
                                           Number                     Paid-in       Earnings      Comprehensive   Stockholder's
                                         of shares      Amount        Capital       (Deficit)         Income         Equity
                                         ---------    ---------      ----------     ---------     -------------   -------------
Balance, January 29, 2000 .......          1,000      $    --        $  82,975      $  74,051       $    --        $ 157,026
  Net income (loss) .............           --             --             --           31,429            --           31,429
  Dividends on Common Stock .....           --             --             --           (9,032)           --           (9,032)
                                           -----      ---------      ---------      ---------       ---------      ---------
Balance, February 3, 2001 .......          1,000           --           82,975         96,448            --          179,423
  Net income (loss) .............           --             --             --           (2,452)           --           (2,452)
  Fair value of gold forward
    contracts at February 4, 2001           --             --             --             --                24             24
  Change in fair value of gold
    forward contracts ...........           --             --             --             --               356            356
  Dividends on Common Stock .....           --             --             --           (6,938)           --           (6,938)
                                           -----      ---------      ---------      ---------       ---------      ---------
Balance, November 3, 2001
  (unaudited) ...................          1,000      $    --        $  82,975      $  87,058       $     380      $ 170,413
                                           =====      =========      =========      =========       =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                         Thirteen Weeks Ended
                                                                      ---------------------------
                                                                      October 28,     November 3,
                                                                          2000            2001
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ............................................      $    (617)      $  (2,123)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ................................          4,448           5,070
   Amortization of deferred financing costs .....................            254             257
   Other, net ...................................................            296             801
   Changes in operating assets and liabilities:
      Increase in accounts and other receivables ................        (18,920)         (5,964)
      Increase in merchandise inventories .......................        (40,736)        (17,247)
      Decrease in prepaid expenses and other ....................            949             196
      Increase in accounts payable and accrued liabilities ......         21,642           2,922
      Increase (decrease) in due to parent ......................              5          (5,320)
                                                                       ---------       ---------
           NET CASH USED IN OPERATING ACTIVITIES ................        (32,679)        (21,408)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements ..         (3,955)         (3,471)
   Deferred charges and other, net ..............................           (655)           (525)
                                                                       ---------       ---------
           NET CASH USED IN INVESTING ACTIVITIES ................         (4,610)         (3,996)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility ......................        173,520         155,073
   Principal payments on revolving credit facility ..............       (136,602)       (129,837)
                                                                       ---------       ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ..........         36,918          25,236
                                                                       ---------       ---------
           EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............           (278)           --
                                                                       ---------       ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ................           (649)           (168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          4,445           2,196
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................      $   3,796       $   2,028
                                                                       =========       =========

Supplemental disclosure of cash flow information:
   Interest paid ................................................      $   2,717       $   7,914
   Income taxes paid ............................................          1,715             242


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                     Thirty-Nine Weeks Ended
                                                                                   ---------------------------
                                                                                   October 28,     November 3,
                                                                                      2000             2001
                                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................................      $   1,180       $  (2,452)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .............................................         13,030          14,953
   Amortization of deferred financing costs ..................................            761             772
   Other, net ................................................................          1,338           2,195
   Changes in operating assets and liabilities, net of effect from purchase of
     J.B. Rudolph assets (Note 6):
      Increase in accounts and other receivables .............................        (42,758)        (14,894)
      Increase in merchandise inventories ....................................        (54,796)         (7,844)
      Increase in prepaid expenses and other .................................         (1,258)         (1,041)
      Decrease in accounts payable and accrued liabilities ...................        (41,948)        (99,604)
      Decrease in due to parent ..............................................         (3,780)         (9,789)
                                                                                    ---------       ---------
      NET CASH USED IN OPERATING ACTIVITIES ..................................       (128,231)       (117,704)
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements ...............        (11,696)         (9,694)
   Deferred charges and other ................................................         (1,730)         (3,626)
   Proceeds from sale of Sonab assets ........................................          6,792            --
   Proceeds from sale of outlet assets .......................................            752            --
   Payment for purchase of J.B. Rudolph assets ...............................        (20,605)           --
                                                                                    ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES ..................................        (26,487)        (13,320)
                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility ...................................        536,252         525,842
   Principal payments on revolving credit facility ...........................       (411,776)       (424,039)
                                                                                    ---------       ---------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES ............................        124,476         101,803
                                                                                    ---------       ---------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................           (720)           --
                                                                                    ---------       ---------
      DECREASE IN CASH AND CASH EQUIVALENTS ..................................        (30,962)        (29,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................         34,758          31,249
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................      $   3,796       $   2,028
                                                                                    =========       =========

Supplemental disclosure of cash flow information:
   Interest paid .............................................................      $  12,951       $  17,542
   Income taxes paid .........................................................          4,434          12,111


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of November 3, 2001, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as Finlay Jewelry's net income (loss). In 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks and thirty-nine weeks ended November 3, 2001, the comprehensive loss was $1.9 million and $2.1 million, respectively.

                        FINLAY FINE JEWELRY CORPORATION.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                              (unaudited)
                                                                 February 3,   November 3,
                                                                    2001          2001
                                                                 -----------  ------------
                                                                      (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis) .....................      $332,693      $342,520
     Less:  Excess of specific identification cost over LIFO
       inventory value .....................................         6,182         8,165
                                                                  --------      --------
                                                                  $326,511      $334,355
                                                                  ========      ========

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended October 28, 2000 and November 3, 2001 by $405,000 and $989,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 28, 2000 and November 3, 2001 was to increase the loss before income taxes by $1,092,000 and $1,983,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES (continued)

     Approximately  $381,724,000  and  $394,101,000  at  February  3,  2001  and
November 3, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 129,497 fine troy ounces, valued at approximately $36.1 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and November 3, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 46,300 and 40,000 fine troy ounces, valued at $12.6 million and $10.6 million, respectively, which expire during 2001.

     On February 4, 2001, Finlay Jewelry adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At November 3, 2001, the fair value of the gold forward contracts resulted in the recognition of an asset of $638,300. The amount recorded in other comprehensive income of $380,000, net of tax, is expected to be reclassified into earnings during 2001.

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

     In several cases, Finlay is subject to limitations under its lease agreements with host department stores, which prohibit Finlay from operating departments for other store groups within a certain geographical radius of the host store.

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                             Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                           -------------------------    --------------------------
                           October 28,   November 3,    October 28,    November 3,
                              2000           2001           2000           2001
                           -----------   -----------    -----------    -----------
                                               (in thousands)
     Minimum fees ..        $ 2,985        $ 1,885        $ 9,008        $ 5,960
     Contingent fees         28,412         26,879         86,542         86,982
                            -------        -------        -------        -------
        Total ......        $31,397        $28,764        $95,550        $92,942
                            =======        =======        =======        =======

NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay's former European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. To date, Sonab has received $8.8 million and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

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

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000, the Holding Company repurchased 92,000 shares at a cost of approximately $1,119,000. During fiscal 2001, the Holding Company repurchased an additional 356,730 shares for approximately $2,874,000.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholder's equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen weeks and the thirty-nine weeks ended November 3, 2001 totaled $76,000 and $229,000, respectively.

NOTE 8 - DEPARTMENT CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and closed the remaining 21 departments during the second quarter. Finlay recorded a charge of approximately $900,000 for the write-off of fixed assets and employee severance.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEPARTMENT CLOSINGS (continued)

     During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. The Liberty House store group represented approximately 1% of Finlay's locations. Finlay intends to record a charge, during the fourth quarter of 2001, of approximately $150,000 for the write-off of fixed assets and employee severance.

PART I - FINANCIAL INFORMATION
     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                            ----------------------------      ---------------------------
                                            October 28,      November 3,      October 28,     November 3,
                                               2000             2001             2000            2001
                                            -----------      -----------      -----------     -----------
Sales ...............................          100.0%           100.0%           100.0%          100.0%
Cost of sales .......................           49.1             50.0             49.3            49.8
                                              ------           ------           ------          ------
     Gross margin ...................           50.9             50.0             50.7            50.2
Selling, general and administrative
     expenses .......................           45.5             46.1             45.0            45.5
Depreciation and amortization .......            2.4              2.9              2.2             2.6
                                              ------           ------           ------          ------
     Income (loss) from operations ..            3.0              1.0              3.5             2.1
Interest expense, net ...............            3.4              2.9              3.0             2.7
                                              ------           ------           ------          ------
    Income (loss) before income taxes           (0.4)            (1.9)             0.5            (0.6)
Provision (benefit) for income taxes            (0.1)            (0.7)             0.3            (0.2)
                                              ------           ------           ------          ------
     Net income (loss) ..............           (0.3)%           (1.2)%            0.2%           (0.4)%
                                              ======           ======           ======          ======

Thirteen Weeks Ended November 3, 2001 Compared with Thirteen Weeks Ended
     October 28, 2000

     Sales. Sales for the thirteen weeks ended November 3, 2001 decreased $14.4 million, or 7.6%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) decreased 5.5%. Management attributes this decrease in sales primarily due to the closed Stern's stores which contributed approximately $5.0 million in the comparable period in 2000, a general softening in the retail environment and the extraordinary events of September 11, 2001. Sales decreased by $4.0 million as a result of the net effect of new store openings and closings.

     With the continuing weak retail environment, Finlay continued to experience soft sales trends in the month of November 2001.

     During the thirteen weeks ended November 3, 2001, Finlay opened 18 departments and closed five departments. The openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period decreased by $8.9 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.9%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy, (ii) the high level of clearance merchandise sold off during the closing of the Liberty House departments and (iii) an increase in the LIFO provision of approximately $600,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased $5.6 million, or 6.5%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. As a percentage of sales, SG&A increased 0.6% due to the negative impact of payroll and other expenses as a percentage of sales due to the lower sales volume.

     Depreciation and amortization. Depreciation and amortization increased by $0.6 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.3 million primarily due to a lower weighted average interest rate (7.0% for the 2001 period compared to 8.5% for the comparable period in 2000) and a decrease in average borrowings ($247.4 million for the period in 2001 compared to $272.1 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $2.1 million for the 2001 period was $1.5 million higher as compared to the net loss in the prior period as a result of the factors discussed above.


Thirty-Nine Weeks Ended November 3, 2001 Compared with  Thirty-Nine  Weeks Ended
     October 28, 2000

     Sales. Sales for the thirty-nine weeks ended November 3, 2001 decreased $14.9 million, or 2.6%, over the comparable period in 2000. Comparable department sales decreased 3.0%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $2.5 million, relating to the net effect and timing of new store openings and closings.

     During the thirty-nine weeks ended November 3, 2001, Finlay opened 30 departments and closed 52 departments. The openings and closings were all within existing store groups. The closings included all 23 Stern's departments.

     Gross margin. Gross margin for the period decreased by $10.3 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.5% due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increased LIFO provision of approximately $900,000.

     Selling, general and administrative expenses. SG&A decreased $3.6 million, or 1.4%. SG&A as a percentage of sales increased by 0.5%.

     Depreciation and amortization. Depreciation and amortization increased by $1.9 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, including fixed assets acquired in connection with the J.B. Rudolph Acquisition in April 2000, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $2.2 million primarily due to a lower weighted average interest rate (7.5% for the 2001 period compared to 8.4% for the comparable period in 2000) and a decrease in average borrowings ($236.5 million for the period in 2001 compared to $249.1 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $2.5 million for the 2001 period was $3.6 million lower than the net income in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended October 28, 2000 and November 3, 2001, capital expenditures totaled $11.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and $9.7 million, respectively. For 2000, capital expenditures totaled $14.1 million (also exclusive of the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $148.1 million at November 3, 2001, a decrease of $4.0 million from February 3, 2001. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 3, 2001 were $101.8 million, compared to a zero balance at February 3, 2001 and $124.5 million at October 28, 2000. The average amounts outstanding under the Revolving Credit Agreement were $99.1 million and $86.5 million the thirty-nine weeks ended October 28, 2000 and

November 3, 2001, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 3, 2001 was $114.7 million, at which point the unused excess availability was $106.1 million, excluding the acquisition facility.

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of November 3, 2001, $394.1 million of consignment merchandise was on hand as compared to $421.3 million at October 28, 2000.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Holding Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 3, 2001, Finlay Jewelry's outstanding borrowings were $251.8 million, which included a $150.0 million balance under the Senior Notes and a $101.8 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 129,497 fine troy ounces, valued at approximately $36.1 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     Finlay is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At November 3, 2001, a total of approximately $18.5 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Finlay expects these systems to be completed by late 2001 and expects conversion of the full company in the first quarter of fiscal 2002. Finlay anticipates it will spend an additional $3.0 to $5.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At November 3, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 40,000 fine troy ounces, valued at $10.6 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $13.0 million and $17.5 million for the thirty-nine week periods ended October 28, 2000 and November 3, 2001, respectively. As a result of the retail calendar closing date for the third quarter of 2001, the semi-annual interest payment with respect to the Senior Notes was paid in the third quarter of 2001, whereas the fourth quarter of 2000 included the interest payment.

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

     During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. The Liberty House store group represented approximately 1% of Finlay's locations. Finlay anticipates that its 2001 fourth quarter sales will be reduced by approximately $6.0 million as a result of these closings and intends to record a one time charge, during the fourth quarter of 2001, of approximately $150,000 related to the write-off of fixed assets and employee severance.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, the events of September 11, 2001 and related events which negatively impact the economy or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's compliance with applicable contractual covenants, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $10.6 million at November 3, 2001, which expire during 2001.

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


Date: December 14, 2001                 FINLAY FINE JEWELRY CORPORATION


                                        By:  /s/ Bruce E. Zurlnick
                                             -----------------------------------
                                             Bruce E. Zurlnick
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (As both a duly authorized officer
                                             of Registrant and as principal
                                             financial officer of Registrant)