Form 10-K
period 2002-02-02
FINLAY FINE JEWELRY CORP
filed 2002-04-29
CIK 898684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

            For the Fiscal Year Ended February 2, 2002

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

                                  212-808-2800
              (Registrant's telephone number, including area code)

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

                               Yes [X*]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 24, 2002 there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Annual Report on Form 10-K.

================================================================================

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

                                      INDEX

                                                                         Page(s)
                                                                         -------

PART I
    Item 1.   Business...................................................... 3
    Item 2.   Properties....................................................15
    Item 3.   Legal Proceedings.............................................15
    Item 4.   Submission of Matters to a Vote of Security Holders...........15

PART II
    Item 5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters........................................16
    Item 6.   Selected Consolidated Financial Data..........................17
    Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................19
    Item 7a.  Quantitative and Qualitative Disclosures about Market Risk....29
    Item 8.   Financial Statements and Supplementary Data...................30
    Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................30

PART III
    Item 10.  Directors and Executive Officers of the Registrant............31
    Item 11.  Executive Compensation........................................34
    Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management.................................................42
    Item 13.  Certain Relationships and Related Transactions................45

PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...................................................48

SIGNATURES       ...........................................................54

                                     PART I

Item 1. Business

The Company

      Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly owned subsidiaries ("Finlay Jewelry") is a wholly owned subsidiary of Finlay Enterprises Inc., a Delaware corporation (the "Holding Company"). References to "Finlay" mean, collectively, the Holding Company and Finlay Jewelry. All references herein to "Departments" refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

      Finlay is one of the leading retailers of fine jewelry in the United States. Finlay operates leased fine jewelry Departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott division of Saks Incorporated, Marshall Field's and Dillard's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $183 per item. Average sales per Department were $925,000 in 2001 and the average size of a Department is approximately 700 square feet.

      On a domestic basis, Finlay's sales have increased from $719.6 million in 1997 to $952.8 million in 2001, a compound annual growth rate of 7.3%. Income from operations before depreciation and amortization expenses has increased from $67.9 million to $80.1 million in the same period. Finlay has increased in size from 797 locations at the beginning of 1997 to 1,006 locations at the end of 2001.

      As of February 2, 2002, Finlay operated its 1,006 locations in 22 host store groups, in 45 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 434 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 159 of Federated's 458 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 47% and 22%, respectively, of Finlay's domestic sales. Management believes that it maintains excellent relations with its host store groups, 17 of which have had leases with Finlay for more than five years (representing 78% of Finlay's sales in 2001) and 15 of which have had leases with Finlay for more than ten years (representing 74% of Finlay's sales in 2001).

      As a result of Federated's closure of its Stern's division, Finlay closed 23 Stern's Departments during the Spring of 2001. Subsequently, Federated converted the majority of the Departments to a host store in which Finlay does not operate. Additionally, during 2001, Federated acquired the Liberty House department store chain and converted those Departments to a host store in which Finlay does not operate. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001.

      On April 3, 2000, Finlay completed the acquisition of certain assets of Jay B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory and fixed assets. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 Departments and also added new host store relationships with Bloomingdale's, and Dayton's and Hudson's (both now operating as Marshall Field's). Finlay financed the J.B. Rudolph Acquisition with borrowings under Finlay's revolving credit agreement with General Electric Capital Corporation and the other lenders thereto (the "Revolving Credit Agreement"). The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating  results of the former J.B. Rudolph  departments have been included in
Finlay   Jewelry's   consolidated   financial   statements  since  the  date  of
acquisition.

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

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock, par value $.01 per share ("Common Stock"). The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. To date, the Holding Company repurchased 1,126,892 shares for $11.2 million.

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

      Finlay's fiscal year ends on the Saturday closest to January 31. References to 1997, 1998, 1999, 2000, 2001 and 2002 relate to the fiscal years ending on January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

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

      Industry. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $51.3 billion on jewelry (including both fine and costume jewelry) in the United States in 2001, an increase of approximately $21.2 billion over 1991, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4.3 billion on fine jewelry in 2000. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment Finaly's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

      Growth Strategy. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

      o Increase Comparable Department Sales. In 1999 and 2000, Finlay achieved domestic comparable Department sales increases of 8.1% and 2.1%, respectively. During 2001, Finlay's comparable Department sales decreased by 3.0% due to the challenging retail environment. Finlay's merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will benefit from these strategies.

      o Add Departments Within Existing Host Store Groups. Finlay's well established relationships with many of its host store groups have enabled Finlay to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates the fine jewelry departments in all of May's 434 department stores. Finlay has also operated Departments in Federated stores since 1983 and operates Departments in 159 of Federated's 458 department stores.

      o Establish New Host Store Relationships. Finlay has an opportunity to grow primarily by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Finlay has added such host store groups as Burdines, The Bon Marche and Elder Beerman. Through acquisitions Finlay has added Marshall Field's, Parisian, Dillard's and Bloomingdale's to its host store relationships.

      o Improve Operating Leverage. Selling, general and administrative expenses as a percentage of sales, on a domestic basis, declined from 42.4% in 1997 to 41.3% in 2001. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes Finlay will benefit from further investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. Finlay's central distribution facility, which became fully operational in 1998, has enabled Finlay to improve the flow of merchandise to Departments and to reduce payroll and freight costs.

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

                               The Finlay Triangle

                                   ----------
                              / ^   CENTRAL  \  ^
                             / /     OFFICE   \  \
                            / /    ----------  \  \
                           v /                  v  \
                          ----------       ------------
                            VENDORS  <----     STORE
                                     ---->  MANAGEMENT
                          ----------       ------------

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

Store Relationships

      Host Store Relationships. As of February 2, 2002, Finlay operated 1,006 locations (including one stand-alone store) in 22 host store groups, in 45 states and the District of Columbia. By acquiring Diamond Park in 1997, Finlay added 139 Departments in three host store groups. By acquiring J.B. Rudolph in April 2000, Finlay added 57 Departments in three host store groups. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 434 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 159 of Federated's 458 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 47% and 22%, respectively, of Finlay's domestic sales.

      Finlay also operates 119 Departments in store groups owned by Saks Incorporated. Additionally, Finlay operates in several other host store groups, such as Belk, The Bon-Ton and Gottschalks. Management believes that it maintains excellent relations with its host store groups, 17 of which have had leases with Finlay for more than five years (representing 78% of Finlay's sales in 2001) and 15 of which have had leases with Finlay for more than ten years (representing 74% of Finlay's sales in 2001). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

      The following table identifies the host store groups in which Finlay operated Departments at February 2, 2002, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group. The table also provides similar information regarding Finlay's stand-alone location.

                                             Inception of     Number of
Host Store Group/Location                    Relationship    Departments
-------------------------                    ------------    -----------

May
Robinsons-May...............................     1948            56
Filene's....................................     1977            42
Lord & Taylor...............................     1978            84
Famous Barr/L.S. Ayres/Jones................     1979            43
Kaufmann's..................................     1979            51
Foley's.....................................     1986            65
Hecht's/Strawbridge's.......................     1986            79
Meier & Frank...............................     1988            14
                                                               ----
    Total May Departments...................                                 434

Federated
Rich's/Lazarus/Goldsmith's..................     1983            69
Burdines....................................     1992            46
The Bon Marche..............................     1993            21
 Bloomingdale's.............................     2000            23
                                                               ----
    Total Federated Departments.............                                 159

Saks Incorporated
Younkers....................................     1973            32
Carson Pirie Scott/Bergner's/Boston Store...     1977            51
Parisian....................................     1997            33
Herberger's.................................     1999             3
                                                               ----
    Total Saks Incorported Departments......                                 119

Other Departments
Gottschalks.................................     1969            38
Belk........................................     1975            63
The Bon-Ton.................................     1986            44
Elder Beerman...............................     1992            35
Dillard's...................................     1997            56
Marshall Field's (1)........................     1997            57
                                                               ----
    Total Other Departments.................                                 293
                                                                           -----
    Total Departments.......................                               1,005

Stand-Alone Store
New York Jewelry Outlet.....................     1994                          1
                                                                           -----

    Total...................................                               1,006
                                                                           =====

----------
(1) Includes the former Dayton's and Hudson's Departments added in 2000 as a result of the J.B. Rudolph Acquisition.

      Terms of Lease Agreements. Finlay's lease agreements typically have an initial term of one to five years. Finlay has, where possible, entered into five-year lease agreements. Substantially all of Finlay's lease agreements contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. Lease renewals are generally for one to five year periods. In exchange for the right to operate a Department within the host store, Finlay pays each host store group a lease fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases).

      Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. During the months of November and December, however, most host store groups are required to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. Each host store group withholds from the remittance of sales proceeds a lease fee and other expenditures, such as advertising costs, which the host store group may have incurred on Finlay's behalf.

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

      In several cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with the Diamond Park Acquisition and the J.B. Rudolph Acquisition.

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

      Departments Opened/Closed. During 2001, Department openings offset by closings resulted in a net decrease of 47 Departments. The openings totaled 33 Departments, and were all within existing store groups. The closings totaled 80 Departments and included 23 Departments as a result of Federated's closure of its Stern's division, 16 Proffitt's Departments as a result of closing a number of smaller Departments as well as Proffitt's consolidation of its stores at the end of 2001 under one lessee and twelve Departments as a result of Federated's acquisition of the Liberty House department store chain. The balance of the closings were within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2001 Compared with 2000".

      The following table sets forth data regarding the number of domestic Departments and stand-alone stores which Finlay has operated from the beginning of 1997:

                                                 Fiscal Year Ended
                                ------------------------------------------------
                                Jan. 31,  Jan. 30,  Jan. 29,   Feb. 3,   Feb. 2,
                                  1998      1999      2000      2001      2002
                                -------    ------    ------    ------    ------
Departments/Stores:

Open at beginning of period ..      797       959       959       987     1,053
Opened during period .........      172        68        61        86        33
Closed during period .........      (10)      (68)      (33)      (20)      (80)
                                -------    ------    ------    ------    ------
Open at end of period ........      959       959       987     1,053     1,006
                                -------    ------    ------    ------    ------
Net increase (decrease) ......      162        --        28        66       (47)
                                =======    ======    ======    ======    ======

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

      The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1999, 2000 and 2001:

                                           Fiscal Year Ended
                  -----------------------------------------------------------------
                     Jan. 29, 2000           Feb. 3, 2001           Feb. 2, 2002
                  -------------------    -------------------    -------------------
                                % of                   % of                   % of
                    Sales      Sales       Sales      Sales       Sales      Sales
                  --------   --------    --------   --------    --------   --------
                                        (Dollars in millions)
Diamonds ......     $219.1       24.7%   $  267.7       26.7%     $264.0       27.7%
Gold ..........      193.1       21.8       222.3       22.2       216.1       22.7
Gemstones .....      194.5       22.0       209.5       21.0       201.7       21.2
Watches .......      151.7       17.1       167.9       16.8       152.2       16.0
Other (1) .....      127.8       14.4       132.7       13.3       118.8       12.4
                  --------   --------    --------   --------    --------   --------
Total Sales ...     $886.2      100.0%   $1,000.1      100.0%     $952.8      100.0%
                  ========   ========    ========   ========    ========   ========

----------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 2001, the average price of items sold by Finlay was approximately $183 per item. An average Department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

Purchasing and Inventory

      General. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2001, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 34% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

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

      In 2001, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 77% of sales, and merchandise obtained from Finlay's largest vendor generated approximately 10% of sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

      Gold Consignment Agreement. Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on June 30, 2002. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, Finlay Jewelry is currently limited by the indentures relating to the Senior Notes (the "Senior Note Indenture") and the Senior Debentures (the "Senior Debenture Indenture", and collectively, with the Senior Note Indenture, the "Senior Indentures") to $37.0 million worth of gold. Finlay intends to obtain approval for the increase from the holders of the Senior Notes and Senior Debentures. At February 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 127,519 fine troy ounces, valued at approximately $36.0 million. The average amount outstanding under the Gold Consignment Agreement was $33.3 million in 2001.

      Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 2, 2002, was 3.0% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

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

      To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for supervision of up to seven host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, to improve customer service and, as a result, sales.

      Finlay had average domestic sales per linear foot of approximately $12,700 in 1999, $13,600 in 2000 and $13,300 in 2001. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average domestic sales per Department of approximately $911,000, $981,000 and $925,000 in 1999, 2000 and 2001, respectively.

      Management Information and Inventory Control Systems. Finlay and its vendors use Finlay's management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's Departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives.

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

      As of the end of 2001, Finlay employed approximately 6,500 persons in the United States, approximately 95% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 6,500 employees, approximately 3,400 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "--Seasonality". Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

      Advertising. Finlay promotes its products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have consistently been approximately 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.

      Inventory Loss Prevention and Insurance. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory. During 2001, inventory shrinkage amounted to approximately 1.0% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

      Gold Hedging. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or gold consignor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented approximately 5.4% of Finlay Jewelry's cost of goods sold in 2001. Under such contracts, Finlay obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At February 2, 2002, Finlay Jewelry had several open positions in futures contracts, for gold totaling 17,500 fine troy ounces, valued at $4.8 million, which expire during 2002. The fair market value of gold under such contracts was $4.9 million at February 2, 2002.

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

Seasonality

      The retail jewelry business is highly seasonal. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality".

Item 2. Properties

      The only real estate owned by Finlay is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for its executive, accounting, advertising, the majority of its data processing operations and other administrative functions. The leases for such space expire September 30, 2008. For certain operations at 500 Eighth Avenue, New York, New York, Finlay has leased approximately 9,200 square feet under a lease which expires September 30, 2002. Finlay also leases retail space for its New York Jewelry Outlet store in Destin, Florida. Generally, as part of Finlay's lease arrangements, host stores provide office space to Finlay's host store group management personnel free of charge.

Item 3. Legal Proceedings

      Finlay is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on Finlay's business, financial position or results of operations.

      Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Finlay's experience is consistent with this practice. See "Business--Products and Pricing". A number of states in which Finlay operates have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Management believes it is in substantial compliance with all applicable legal requirements with respect to such practices.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      Finlay Jewelry is a wholly owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for Finlay Jewelry's common stock.

      During 2001, cash dividends of $7.2 million were distributed by Finlay Jewelry to the Holding Company. The distributions are generally utilized to pay interest on the Senior Debentures and certain expenses of the Holding Company such as legal, accounting and directors' fees. Certain restrictive covenants in the indenture relating to the Senior Notes (the "Senior Note Indenture"), the Revolving Credit Agreement and the Gold Consignment Agreement currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures.

      There was one record holder of Finlay Jewelry's common stock at April 24, 2002.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements". The balance sheet data of Finlay Jewelry at February 3, 2001 and February 2, 2002 and the statement of operations data for each of the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002 were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data of Finlay Jewelry at January 31, 1998, January 30, 1999 and January 29, 2000 and the statement of operations data for the fiscal years ended January 31, 1998 and January 30, 1999 were derived from consolidated financial statements of Finlay Jewelry, which statements have been audited by Arthur Andersen LLP, independent public accountants, and which are not included or incorporated herein.

                                                                              Fiscal Year Ended (1)
                                                          -------------------------------------------------------------
                                                           Jan. 31,     Jan. 30,     Jan. 29,     Feb. 3,       Feb. 2,
                                                             1998         1999         2000        2001          2002
                                                          ---------    ---------    ---------   ----------    ---------
                                                                              (Dollars in thousands)
Statement of Operations Data:
   Sales ..............................................   $ 769,862    $ 863,428    $ 912,978   $1,000,120    $ 952,789
   Cost of sales ......................................     371,085      421,450      449,912      496,291      479,255
   Cost of sales - Sonab inventory write-down (2) .....          --           --        7,839           --           --
                                                          ---------    ---------    ---------   ----------    ---------
   Gross margin (3) ...................................     398,777      441,978      455,227      503,829      473,534
   Selling, general and administrative expenses .......     325,752      364,002      378,112      409,019      393,457
   Nonrecurring charges associated with the sale
     and closure of Sonab (2) .........................          --           --       20,792           --           --
   Depreciation and amortization ......................      12,163       15,672       16,895       17,549       20,089
                                                          ---------    ---------    ---------   ----------    ---------
   Income (loss) from operations ......................      60,862       62,304       39,428       77,261       59,988
   Interest expense, net ..............................      24,413       24,612       22,565       23,117       19,989
   Nonrecurring interest associated with
     refinancing (4) ..................................          --          417           --           --           --
                                                          ---------    ---------    ---------   ----------    ---------
   Income (loss) before income taxes and
     extraordinary charges ............................      36,449       37,275       16,863       54,144       39,999
   Provision (benefit) for income taxes ...............      15,528       15,323        7,801       22,715       16,672
                                                          ---------    ---------    ---------   ----------    ---------
   Income (loss) before extraordinary charges .........      20,921       21,952        9,062       31,429       23,327
   Extraordinary charges from early extinguishment
     of debt, net (5) .................................          --        4,755           --           --           --
                                                          ---------    ---------    ---------   ----------    ---------
   Net income (loss) ..................................   $  20,921    $  17,197    $   9,062   $   31,429    $  23,327
                                                          =========    =========    =========   ==========    =========

Operating and Financial Data:
   Number of Departments (end of period) (6):
     Consolidated .....................................       1,117        1,109          987        1,053        1,006
     Domestic .........................................         959          959          987        1,053        1,006
   Percentage increase (decrease) in sales (7) ........        12.3%        12.2%         5.7%         9.5%        (4.7)%
   Percentage increase (decrease) in comparable
     Department sales (6)(8):
     Consolidated .....................................         5.5%         3.9%         6.8%         2.1%        (3.0)%
     Domestic .........................................         5.7%         5.4%         8.1%         2.1%        (3.0)%
   Average domestic sales per Department (9) ..........   $     820    $     857    $     911   $      981    $     925
   EBITDA (10) ........................................      73,025       77,976       56,323       94,810       80,077
   Capital expenditures ...............................      19,338       14,874       14,972       18,118       13,850

                                                                              Fiscal Year Ended (1)
                                                          -------------------------------------------------------------
                                                           Jan. 31,     Jan. 30,     Jan. 29,      Feb. 3,      Feb. 2,
                                                             1998         1999         2000         2001         2002
                                                          ---------    ---------    ---------    ---------    ---------
                                                                              (Dollars in thousands)
Cash flows provided from (used in):
   Operating activities ...............................   $  74,314    $ (13,018)   $  46,448    $  34,455    $  42,636
   Investing activities ...............................     (79,366)     (23,134)     (21,054)     (30,403)     (17,432)
   Financing activities ...............................      (2,349)      40,067       (7,159)      (7,640)      (7,231)

Balance Sheet Data-End of Period:
   Working capital ....................................   $  65,705    $ 126,723    $ 132,696    $ 152,003    $ 173,334
   Total assets .......................................     501,454      541,403      554,994      602,254      583,422
   Short-term debt, including current portion of
     long-term debt ...................................          --           --           --           --           --
   Long-term debt, excluding current portion ..........     135,000      150,000      150,000      150,000      150,000
   Total stockholder's equity (deficit) ...............     101,826      152,083      157,026      179,423      193,596

----------
      (1) Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.

      (2) Included in 1999 are nonrecurring charges associated with the sale and closure of Sonab totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Refer to
            Note 13 of Notes to Consolidated Financial Statements.

      (3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as follows: $(2.3) million, $(1.0) million, $(1.1) million, $1.8 million and $3.8 million for 1997, 1998, 1999, 2000 and 2001, respectively.

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

      (7) Excluding sales for the 53rd week of 2000, the percentage increase in sales for 2000 was 8.8% and the percentage decrease in sales for 2001 was 4.1%.

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

Critical Accounting Policies and Estimates

      Finlay Jewelry's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect certain financial statement accounts reported and disclosed at the date of the financial statements. Actual results could differ from those estimates.

      Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements. Finlay believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of Finlay Jewelry's financial condition and results and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

      Merchandise Inventories

      Finlay Jewelry values its inventories at the lower of cost or market. The cost is determined by the last-in, first-out method utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Factors related to inventories such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and Finlay Jewelry's reported operating results.

      Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as options or forwards, to hedge against the risk of gold price fluctuations. Finlay Jewelry adopted Statement of Financial Accounting Standard ("SFAS") No. 133 " Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. The impact on Finlay Jewelry's financial condition, results of operations and cash flows, upon the adoption of SFAS No. 133 was immaterial.

      Revenue Recognition

      Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

      Covenant Requirements

      Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. Refer to Notes 3 and 4 of Notes to the Consolidated Financial Statements. During 2001, in anticipation of not meeting one of the financial covenants under the Revolving Credit Agreement, the covenant was amended. As of and for the year ended February 2, 2002, Finlay was in compliance with all of its covenants. Should Finlay's results of operations significantly erode, Finlay may not be in compliance with its covenants. Although management believes that Finlay would be able to obtain a waiver or amendment, in the event that Finlay is unable to obtain such waiver or amendment, the outstanding balances could become due immediately.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized but tested for impairment on an annual basis. Finlay Jewelry adopted this pronouncement in 2002 and is currently evaluating whether goodwill is impaired. Finlay Jewelry's annual goodwill amortization in 2001 totaled $3.7 million.

      In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Finlay Jewelry has adopted the provisions of SFAS No. 144 in 2002 and does not anticipate that such adoption will have a significant effect on Finlay Jewelry's results of operations or financial position.

Results of Operations

      The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                        Fiscal Year Ended
                                                   ---------------------------
                                                   Jan. 29,   Feb. 3,   Feb. 2,
                                                     2000      2001      2002
                                                   --------   -------   -------
Statement of Operations Data:
Sales ...........................................    100.0%    100.0%    100.0%
Cost of sales ...................................     49.3      49.6      50.3
Cost of sales - Sonab inventory write-down (1) ..      0.8        --        --
                                                   -------    ------    ------
  Gross margin ..................................     49.9      50.4      49.7
Selling, general and administrative expenses ....     41.4      40.9      41.3
Nonrecurring charges associated with the sale
   and closure of Sonab (1) .....................      2.3        --        --
Depreciation and amortization ...................      1.9       1.8       2.1
                                                   -------    ------    ------
Income (loss) from operations ...................      4.3       7.7       6.3
Interest expense, net ...........................      2.5       2.3       2.1
                                                   -------    ------    ------
Income (loss) before income taxes ...............      1.8       5.4       4.2
Provision for income taxes ......................      0.8       2.3       1.7
                                                   -------    ------    ------
Net income (loss) ...............................      1.0%      3.1%      2.5%
                                                   =======    ======    ======

Other Supplemental Data:
EBITDA (2)(3) ...................................      6.2%      9.5%      8.4%

----------
(1)   See Note 2 to "Selected Consolidated Financial Data".

(2) EBITDA represents income from operations before depreciation and amortization expenses. Finlay Jewelry believes EBITDA provides additional information for determining its ability to meet future debt service requirements. See Note 10 to "Selected Consolidated Financial Data".

(3) For 1999, EBITDA as a percentage of sales includes the nonrecurring charges associated with the sale and closure of Sonab. Excluding these charges, EBITDA as a percentage of sales was 9.3%.

2001 Compared with 2000

      Sales. Sales decreased $47.3 million, or 4.7%, in 2001 compared to 2000. Excluding sales for the 53rd week of 2000, sales decreased 4.1%. Comparable Department sales decreased 3.0%. Management attributes this decrease in comparable Department sales primarily to a challenging retail environment and the extraordinary events of September 11, 2001 and its impact on the economy, which resulted in reduced consumer discretionary spending. Total sales were negatively impacted by $17.3 million as a result of closing the Stern's and Liberty House Departments offset by the benefit of a full year of sales from the former J.B. Rudolph departments and the net effect of new Department openings and closings.

      Finlay's merchandising and marketing strategy includes the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices;
(ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning Finlay's Departments as a "destination location" for fine jewelry.

      During 2001, Finlay opened 33 Departments within existing store groups, which included 22 Departments in May. During this period Finlay closed 80 Departments which were comprised of the following:

                        Number of
     Store Group       Departments                       Reason
--------------------   -----------  --------------------------------------------------
Stern's ............       23       Store group was closed by Federated.
Proffitt's .........       16       Closed smaller Departments and, at the end of 2001,
                                      host store consolidated under one lessee.
Liberty House ......       12       Federated's acquisition of Liberty House.
Dillard's ..........        7       Closed smaller Departments.
Other ..............       22       Department closings within existing store groups.
                          ---
                           80
                          ===

      Gross margin. Gross margin decreased by $30.3 million in 2001 compared to 2000 and, as a percentage of sales, gross margin decreased by 0.7%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy, (ii) a charge of $3.8 million in the LIFO provision compared to the prior year's provision of $1.8 million and (iii) a charge of $1.5 million for the markdown of aged inventory.

      Selling, general and administrative expenses. SG&A totaled $393.5 million, a decrease of $15.6 million, or 3.8%, in 2001 compared to 2000 due primarily to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales. SG&A as a percentage of sales increased to 41.3% in 2001 from 40.9% in 2000 as a result of the negative impact of payroll and other expenses as a percentage of sales due to the lower sales volume.

      Depreciation and amortization. Depreciation and amortization increased by $2.5 million in 2001 compared to 2000, reflecting $13.9 million in capital expenditures and an increase in capitalized software costs for the most recent twelve months. Additionally, during 2001, Finlay began amortizing the capitalized software for its new merchandising and point-of-sale systems. These costs were offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was primarily due to the addition of new Departments and the renovation of existing Departments.

      Interest expense, net. Interest expense decreased by $3.1 million reflecting a lower weighted average interest rate (7.4% for 2001 compared to 8.5% for 2000) and a decrease in average borrowings ($230.8 million for 2001 compared to $246.6 million for 2000).

      Provision for income taxes. The income tax provision for 2001 and 2000 reflects an effective tax rate of 40.5%.

      Net income. Net income of $23.3 million for 2001 represents a decrease of $8.1 million as compared to net income of $31.4 million in 2000 as a result of the factors discussed above.

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

Rudolph Acquisition and the net effect of new Department openings and closings offset by the sale and closure of Sonab at the end of 1999. Excluding Sonab's sales which totaled $26.8 million in 1999, sales on a domestic basis increased 12.9% in 2000.

      During 2000, Finlay opened 86 Departments and closed 20 Departments. The Department openings were comprised of the following:

                        Number of
     Store Group       Departments                       Reason
--------------------   -----------  --------------------------------------------------
Bloomingdale's .......     23       J.B. Rudolph Acquisition.
Hudson's .............     21       J.B. Rudolph Acquisition.
Dayton's .............     13       J.B. Rudolph Acquisition.
Meier & Frank ........      7       May's acquisition of ZCMI.
Other ................     22       Department openings within existing store groups.
                          ---
                           86
                          ===

      The Department closings were comprised of the following:

                                     Number of
     Store Group                    Departments                       Reason
--------------------                -----------  --------------------------------------------------
New York Jewelry Outlet.........         6       Sold in May 2000.
Other...........................        14       Department closings within existing store groups.
                                       ---
                                        20
                                       ===

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

Liquidity and Capital Resources

      Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 2000 and 2001, capital expenditures totaled $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million) and $13.9 million, respectively. Total capital expenditures for 2002 are estimated to be approximately $12.0 to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay from satisfying its capital expenditure requirements.

      Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $173.3 million at February 2, 2002, an increase of $21.3 million from February 3, 2001. The increase resulted primarily from the impact of 2001's net income, exclusive of depreciation and amortization and fixed asset disposals associated with the closed store groups, partially offset by capital expenditures and additions to deferred charges.

      The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. During 2001, by closely monitoring sales and the effects of the slowing economy, Finlay Jewelry reduced inventory by 6% over the previous year. This had a favorable impact on Finlay Jewelry's liquidity. Additionally, Finlay's lease agreements provide for accelerated payments during the months of November and December, which require most host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement.

      The Revolving Credit Agreement, which expires in March 2003, provides Finlay with a line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay intends to renew the Revolving Credit Agreement and expects to begin this process during the summer of 2002. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

      In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at February 2, 2002 and February 3, 2001 were zero. The average amounts outstanding under the Revolving Credit Agreement for 2000 and 2001 were $96.6 million and $80.8 million, respectively. The maximum amount outstanding for 2001 was $125.2 million, at which point the unused excess availability was $95.5 million, excluding the acquisition facility. At February 2, 2002, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement.

      Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. As of February 2, 2002, $359.7 million of consignment merchandise from approximately 300 vendors was on hand as compared to $381.7 million at February 3, 2001. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. See "Business--Store Relationships" and "Business--Purchasing and Inventory".

      A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of February 2, 2002, Finlay Jewelry's outstanding borrowings included a $150.0 million balance under the Senior Notes. At February 2, 2002, Finlay was in compliance with all of its covenants under the Senior Note Indenture.

      Finlay Jewelry is party to the Gold Consignment Agreement, which expires on June 30, 2002. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, Finlay Jewelry is currently limited by the Senior Indentures to $37.0 million worth of gold. Finlay intends to obtain approval for the increase from the holders of the Senior Notes and Senior Debentures. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement, however, there are no assurances that this will be completed. At February 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 127,519 fine troy ounces, valued at approximately $36.0 million. The average amount outstanding under the Gold Consignment Agreement was $33.3 million in 2001. At February 2, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

      The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of February 2, 2002 (dollars in thousands):

                                                             Payments Due By Period
                                ----------------------------------------------------------------------------------
Contractual Obligations           Total     Less than 1 year    1 - 3 years     4 - 5 years     After 5 years
-----------------------         --------    ----------------    -----------     -----------     -------------
Senior Notes
   (due 2008) (1) ............  $150,000          $   --           $   --          $   --          $150,000
Operating leases (2)..........    19,346           3,263            6,481           6,407             3,195
                                --------          ------           ------          ------          --------
Total ........................  $169,346          $3,263           $6,481          $6,407          $153,195
                                ========          ======           ======          ======          ========

-----------
(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases.

                                               Amount of Commitment Expiration Per Period
                                -----------------------------------------------------------------------------
Other Commercial Commitments      Total     Less than 1 year    1 - 3 years     4 - 5 years     After 5 years
----------------------------     -------    ----------------    -----------     -----------     -------------
Revolving Credit Agreement
  (due 2003) (1) .............   $    --         $    --           $   --           $ --             $ --
Gold Consignment
  Agreement (due 2002) (2) ...    36,000          36,000               --             --               --
Letters of credit ............     4,250           2,000            2,250             --               --
                                 -------         -------           ------           ----             ----
Total ........................   $40,250         $38,000           $2,250           $ --             $ --
                                 =======         =======           ======           ====             ====

----------
(1) There were no borrowings under the Revolving Credit Agreement at February 2, 2002. The average amount outstanding during 2001 was $80.8 million and the outstanding balance as of April 15, 2002 was $59.2 million.

(2)   Represents amount outstanding at February 2, 2002.

      Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the forseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense, distributions to the Holding Company for interest payments and required amortization payments totaled $22.2 million and $19.0 million for 2000 and 2001, respectively.

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. To date, the Holding Company has repurchased 1,126,892 shares for $11.2 million.

      In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's Departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At February 2, 2002, a total of approximately $18.8 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

      Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on Finlay Jewelry's annual utilization of such NOLs or other carryforwards. Finlay Jewelry had, at October 31, 2001 (the Company's tax year end), a NOL for tax purposes of approximately $3.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of February 2, 2002.

      From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002, the gain or loss on open futures contracts was not material. At February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold, which expire during 2002, totaling 17,500 fine troy ounces, valued at $4.8 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

      On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 Departments. During March 2001, Finlay closed two Departments and the remaining 21 Stern's Departments were closed during the second quarter of 2001. Subsequently, Federated converted the majority of the Departments to a host store in which Finlay does not operate. Finlay's 2001 sales were reduced by approximately $16.0 million as a result of these closings. In 2001, Finlay recorded a charge of approximately $1.0 million related to the write-off of fixed assets and employee severance.

      During 2001, Federated acquired the Liberty House department store chain and converted those Departments to a host store in which Finlay does not operate. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay's 2001 sales were reduced by approximately $5.0 million as a result of these closings. In 2001, Finlay recorded a charge of approximately $150,000 related to the write-off of fixed assets and employee severance.

      On April 3, 2000, Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. During 2000, the J.B. Rudolph Acquisition required additional working capital to increase the inventory levels in anticipation of the year-end holiday season. Finlay financed the J.B. Rudolph Acquisition and subsequent inventory build-up with borrowings under its Revolving Credit Agreement.

      During 1998, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million.

After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining Departments were closed. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.3 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments.

SEASONALITY

      Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's domestic sales and 77% of its domestic income from operations for 1999, 2000 and 2001. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 10 of Notes to Consolidated Financial Statements of Finlay Jewelry.

      Finlay Jewelry's Sales and Income (loss) from operations for each quarter of 1999, 2000 and 2001 were as follows:

                                                     Fiscal Quarter
                                       -----------------------------------------
                                         First     Second      Third     Fourth
                                       --------   --------   --------   --------
                                                (dollars in thousands)
                                                      (unaudited)
1999:
  Sales .............................. $168,379   $183,367   $175,280   $385,952
  Income (loss) from operations (1) ..    2,577      7,097      3,004     26,750
2000:
  Sales ..............................  178,614    211,229    189,728    420,549
  Income (loss) from operations ......    4,580     10,263      5,649     56,769
2001:
  Sales ..............................  193,249    196,167    175,292    388,081
  Income (loss) from operations ......    4,381      5,751      1,753     48,103

----------
(1) The fourth quarter of 1999 includes $28.6 million (pre-tax) of expenses associated with the sale and closure of Sonab.

Inflation

      The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Special Note Regarding Forward-Looking Statements

      This Annual Report on Form 10-K ("Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, the events of September 11, 2001 and related events which negatively impacted the economy and/or the financial markets and reduced discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable Department sales and to open new Departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's compliance with applicable contractual covenants, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The fair value of gold under the forward contracts was $4.9 million at February 2, 2002.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Finlay Fine Jewelry Corporation

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended
    January 29, 2000, February 3, 2001 and February 2, 2002..................F-3

Consolidated Balance Sheets as of February 3, 2001 and
    February 2, 2002.........................................................F-4

Consolidated Statements of Changes in Stockholder's Equity
    for the years ended January 29, 2000, February 3, 2001 and
    February 2, 2002.........................................................F-5

Consolidated Statements of Cash Flows for the years ended
    January 29, 2000, February 3, 2001 and February 2, 2002..................F-6

Notes to Consolidated Financial Statements...................................F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with Finlay Jewelry's accountants on matters of accounting or financial disclosure.

                         FINLAY FINE JEWELRY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Finlay Fine Jewelry Corporation

Report of Independent Public Accountants.....................................F-2

Consolidated Statements of Operations for the years ended
    January 29, 2000, February 3, 2001 and February 2, 2002..................F-3

Consolidated Balance Sheets as of February 3, 2001 and
    February 2, 2002.........................................................F-4

Consolidated Statements of Changes in Stockholder's Equity
    for the years ended January 29, 2000, February 3, 2001 and
    February 2, 2002.........................................................F-5

Consolidated Statements of Cash Flows for the years ended
    January 29, 2000, February 3, 2001 and February 2, 2002..................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 3, 2001 and February 2, 2002, and the results of their operations and their cash flows for the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

New York, New York
March 20, 2002

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      Year Ended
                                                         -------------------------------------
                                                         January 29,  February 3,  February 2,
                                                            2000         2001         2002
                                                         -----------  -----------  -----------
Sales ................................................   $  912,978   $1,000,120   $  952,789
Cost of sales ........................................      449,912      496,291      479,255
Cost of sales - Sonab inventory write-down ...........        7,839           --           --
                                                         ----------   ----------   ----------
    Gross margin .....................................      455,227      503,829      473,534
Selling, general and administrative expenses .........      378,112      409,019      393,457
Nonrecurring charges associated with the sale and
    closure of Sonab .................................       20,792           --           --
Depreciation and amortization ........................       16,895       17,549       20,089
                                                         ----------   ----------   ----------
    Income (loss) from operations ....................       39,428       77,261       59,988
Interest expense, net ................................       22,565       23,117       19,989
                                                         ----------   ----------   ----------
     Income  (loss) before income taxes ..............       16,863       54,144       39,999
Provision (benefit) for income taxes .................        7,801       22,715       16,672
                                                         ----------   ----------   ----------
     Net income (loss) ...............................   $    9,062   $   31,429   $   23,327
                                                         ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                         February 3,  February 2,
                                                                            2001         2002
                                                                         -----------  -----------
                                ASSETS
Current assets
  Cash and cash equivalents ..........................................   $   31,249   $   49,222
  Accounts receivable - department stores ............................       23,677       17,505
  Other receivables ..................................................       30,856       25,953
  Merchandise inventories ............................................      324,265      304,508
  Prepaid expenses and other .........................................        2,880        2,351
                                                                         ----------   ----------
     Total current assets ............................................      412,927      399,539
                                                                         ----------   ----------
Fixed assets
  Equipment, fixtures and leasehold improvements .....................      117,871      119,743
  Less - accumulated depreciation and amortization ...................       44,028       47,717
                                                                         ----------   ----------
     Fixed assets, net ...............................................       73,843       72,026
                                                                         ----------   ----------
Deferred charges and other assets ....................................       20,685       20,811
Goodwill .............................................................       94,799       91,046
                                                                         ----------   ----------
     Total assets ....................................................   $  602,254   $  583,422
                                                                         ==========   ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable - trade ...........................................   $  162,242   $  132,156
  Accrued liabilities:
     Accrued salaries and benefits ...................................       20,806       19,369
     Accrued miscellaneous taxes .....................................        4,117        6,521
     Accrued interest ................................................        3,583        3,597
     Other ...........................................................       15,488       13,496
  Income taxes payable ...............................................       46,433       44,771
  Deferred income taxes ..............................................        3,097        3,001
  Due to parent ......................................................        5,158        3,294
                                                                         ----------   ----------
     Total current liabilities .......................................      260,924      226,205
Long-term debt .......................................................      150,000      150,000
Other non-current liabilities ........................................       11,907       13,621
                                                                         ----------   ----------
     Total liabilities ...............................................      422,831      389,826
                                                                         ----------   ----------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares .............................           --           --
  Additional paid-in capital .........................................       82,975       82,975
  Retained earnings ..................................................       96,448      110,525
  Accumulated other comprehensive income .............................           --           96
                                                                         ----------   ----------
     Total stockholder's equity ......................................      179,423      193,596
                                                                         ----------   ----------
     Total liabilities and stockholder's equity ......................   $  602,254   $  583,422
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)

                                       Common Stock                           Foreign     Accumulated
                                    -----------------  Additional             Currency       Other          Total
                                      Number             Paid-in  Retained  Translation  Comprehensive  Stockholder's  Comprehensive
                                    of shares  Amount    Capital  Earnings   Adjustment     Income         Equity          Income
                                    ---------  ------  ---------- --------  -----------  -------------  -------------  -------------
Balance, January 30, 1999 .........   1,000     $ --     $82,975  $ 73,897    $(4,789)       $ --         $152,083
  Net income (loss) ...............      --       --          --     9,062         --          --            9,062        $ 9,062
  Foreign currency translation
    adjustment ....................      --       --          --        --      4,789          --            4,789          4,789
                                                                                                                          -------
  Comprehensive income ............                                                                                       $13,851
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (8,908)        --          --           (8,908)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, January 29, 2000 .........   1,000       --      82,975    74,051         --          --          157,026
  Net income (loss) ...............      --       --          --    31,429         --          --           31,429        $31,429
                                                                                                                          -------
  Comprehensive income ............                                                                                       $31,429
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (9,032)        --          --           (9,032)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, February 3, 2001 .........   1,000       --      82,975    96,448         --          --          179,423
  Net income (loss) ...............      --       --          --    23,327         --          --           23,327        $23,327
  Fair value of gold forward
    contracts at February 4, 2001..      --       --          --        --         --          24               24             24
  Change in fair value of gold
    forward contracts .............      --       --          --        --         --          72               72             72
                                                                                                                          -------
  Comprehensive income ............                                                                                       $23,423
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (9,250)        --          --           (9,250)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, February 2, 2002 .........   1,000     $ --     $82,975  $110,525    $    --        $ 96         $193,596
                                      =====     ====     =======  ========    =======        ====         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Year Ended
                                                                                  --------------------------------------
                                                                                  January 29,   February 3,   February 2,
                                                                                     2000          2001          2002
                                                                                  ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...........................................................   $    9,062    $   31,429    $   23,327
  Adjustments to reconcile net income (loss) to net cash provided from operating activities:
  Depreciation and amortization ...............................................       16,895        17,549        20,089
  Amortization of deferred financing costs ....................................          854         1,013         1,025
  Loss on sale and closure of Sonab ...........................................       18,672            --            --
  Other, net ..................................................................        2,172         1,538         4,335
  Changes in operating assets and liabilities, net of effects from purchase of J.B. Rudolph assets (Note 11) and disposition of Sonab assets
     (Note 13):
     (Increase) decrease in accounts and other receivables ....................       (4,655)       (9,165)       10,310
     (Increase) decrease in merchandise inventories ...........................       (2,311)      (30,892)       22,003
     (Increase) decrease in prepaid expenses and other ........................          239          (814)          530
     Increase (decrease) in accounts payable and accrued liabilities ..........        6,329        23,508       (35,004)
     Increase (decrease) in deferred income taxes .............................         (492)        1,423           (96)
     Decrease in due to parent ................................................         (317)       (1,134)       (3,883)
                                                                                  ----------    ----------    ----------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES ...........................       46,448        34,455        42,636
                                                                                  ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .................      (14,972)      (14,120)      (13,850)
  Deferred charges and other ..................................................       (7,237)       (4,022)       (4,347)
  Proceeds from sale of Sonab assets ..........................................        1,155         7,592           765
  Payment for purchase of J.B. Rudolph assets .................................           --       (20,605)           --
  Proceeds from sale of outlet assets .........................................           --           752            --
                                                                                  ----------    ----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES .................................      (21,054)      (30,403)      (17,432)
                                                                                  ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .....................................      620,286       743,852       726,915
  Principal payments on revolving credit facility .............................     (620,286)     (743,852)     (726,915)
  Payment of dividends ........................................................       (7,159)       (7,640)       (7,231)
                                                                                  ----------    ----------    ----------
        NET CASH USED IN FINANCING ACTIVITIES .................................       (7,159)       (7,640)       (7,231)
                                                                                  ----------    ----------    ----------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................         (108)           79            --
                                                                                  ----------    ----------    ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       18,127        (3,509)       17,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................       16,631        34,758        31,249
                                                                                  ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $   34,758    $   31,249    $   49,222
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

      On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's then outstanding 12% Senior Discount Debentures due 2003. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's then outstanding 10"% Senior Notes due 2003.

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

      Fiscal Year: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1999, 2000, 2001 and 2002 relate to the fiscal years ended on January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

      Reclassification: Certain prior period amounts have been reclassified to conform with current year presentation.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

      Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 29, 2000, February 3, 2001 and February 2, 2002, the gain/loss on open futures contracts was not material. At both February 3, 2001 and February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold totaling 46,300 fine troy ounces and 17,500 fine troy ounces, respectively, valued at $12.6 million and $4.8 million, respectively. The fair value of gold under such contracts was $4.9 million at February 2, 2002.

      On February 4, 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards, ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The amount recorded in accumulated other comprehensive income of $96,000, net of tax, is expected to be reclassified into earnings during 2002.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

      Software Development Costs: Software development costs have been accounted for in accordance with Statement of Position (the "SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which Finlay Jewelry adopted in 1999. The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred.

      Included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets at February 3, 2001 and February 2, 2002 are gross capitalized software costs of $19,894,000 and $24,254,000, respectively, and accumulated amortization of $3,367,000 and $6,564,000, respectively. In 2000, Finlay Jewelry capitalized $380,000 of internal direct costs and $400,000 of interest in connection with the implementation of certain software projects.

      Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to Finlay's 1988 reorganization, the Diamond Park Acquisition (as defined in Note 14) and the J.B. Rudolph Acquisition (as defined in Note 11) is being amortized over 40 years, 20 years and 10 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on the Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1999, 2000 and 2001 totaled $3,726,000, $3,711,000 and $3,753,000, respectively. Accumulated amortization of Goodwill at February 3, 2001 and February 2, 2002 totaled $38,250,000 and $42,003,000, respectively.

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. The accounting standard requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. The completion of a transitional impairment test is required within six months of adoption. Upon adoption of this statement, the impairment, if any, is treated as a cumulative effect of a change in accounting principle. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As a result of adopting SFAS No. 142, Finlay will no longer amortize goodwill, which totals approximately $3,700,000 annually. Finlay is currently evaluating whether goodwill is impaired under SFAS No. 142.

      Foreign Currency Translation: For 1999, results of operations for Finlay Jewelry's foreign subsidiary were translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities were translated using current rates in accordance with SFAS No. 52, "Foreign Currency Translation". The resulting translation adjustments were recorded directly into a separate component of Stockholder's equity, the balance of which was written off in conjunction with the 1999 sale and closure of Sonab (refer to Note 13).

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

      Comprehensive Income: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which are recorded directly to stockholder's equity and, therefore, bypass net income. Finlay Jewelry has chosen to disclose comprehensive income, which encompasses net income and, in 1999, the foreign currency translation adjustment, in the accompanying Consolidated Statements of Changes in Stockholder's Equity. In 2000, there were no such adjustments and therefore, comprehensive income was the same as Finlay Jewelry's net income. In 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts.

      Debt Issuance Costs: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net debt issuance costs totaled $3,812,000 at February 3, 2001 and $2,788,000 at February 2, 2002. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1999, 2000 and 2001 totaled $1,012,000, $1,013,000 and $1,025,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

      Revenue Recognition: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

      Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

      Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 1999, 2000 and 2001, gross advertising expenses, before vendor support, were $55,053,000, $59,434,000 and $53,029,000, respectively, and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

      Statements of Cash Flows: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1999, 2000 and 2001 was $21,368,000, $22,154,000 and
$18,950,000, respectively. Income taxes paid in 1999, 2000 and 2001 totaled $3,309,000, $4,622,000 and $14,643,000, respectively.

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

      Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are disclosed, in Note 5, as if the fair value method had been applied. Deferred compensation is amortized using the straight line method over the vesting period.

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

      The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 for financial statements issued for fiscal years beginning after December 15, 2001. This extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Finlay Jewelry has adopted SFAS No. 144 in 2002 and does not anticipate that such adoption will have a significant effect on Finlay's results of operations or financial position.

      Seasonality: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.

NOTE 3--MERCHANDISE INVENTORIES

      Merchandise inventories consisted of the following:

                                                               February 3,  February 2,
                                                                  2001         2002
                                                               -----------  -----------
                                                                   (in thousands)
Jewelry goods - rings, watches and other fine jewelry
    (specific identification basis) ........................   $  330,447   $  314,473
Less:  Excess of specific identification cost over LIFO
    inventory value ........................................        6,182        9,965
                                                               ----------   ----------
                                                               $  324,265   $  304,508
                                                               ==========   ==========

      The LIFO method had the effect of increasing Income before income taxes in 1999 by $1,131,000 and decreasing income before income taxes in 2000 and 2001 by $1,801,000 and $3,783,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,800,000 lower than that for financial reporting purposes at February 2, 2002.

      Approximately $381,724,000 and $359,729,000 at February 3, 2001 and
February 2, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

      Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on June 30, 2002. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (continued)

      Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, Finlay Jewelry is currently limited by the Senior Indentures (as defined in Note 4) to $37.0 million worth of gold. Finlay intends to obtain approval for the increase from the holders of the Senior Notes and Senior Debentures. At February 3, 2001 and February 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 118,597 and 127,519 fine troy ounces, respectively, valued at approximately $31.4 million and $36.0 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

      Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 3, 2001 and February 2, 2002, was approximately 2.8% and 3.0%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended February 3, 2001 and February 2, 2002 are consignment fees of $979,000 and $1,228,000, respectively.

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

      The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended February 2, 2002.

NOTE 4--SHORT AND LONG-TERM DEBT

      The Holding Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay with a senior secured revolving line of credit of up to $275.0 million (the "Revolving Credit Facility"), inclusive of a $50.0 million acquisition facility. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement for the issuance or guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

      The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. During 2001, in anticipation of not meeting one of the financial covenants under the Revolving Credit Agreement, the covenant was amended. Finlay was in compliance with all of its covenants as of and for the year ended February 2, 2002.

      There were no amounts outstanding at February 3, 2001 or February 2, 2002 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1999, 2000 and 2001 were $158,200,000, $155,559,000 and $125,231,000, respectively. The average amounts outstanding for the same periods were $104,200,000, $96,612,000 and $80,753,000, respectively.
The weighted average interest rates were 7.4%, 8.6% and 5.5% for 1999, 2000 and 2001, respectively.

      At February 3, 2001 and February 2, 2002, Finlay had letters of credit outstanding totaling $4.3 million in each year, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

      Long-term debt consisted of the following:

                                                     February 3,   February 2,
                                                        2001          2002
                                                     -----------   -----------
                                                         (in thousands)
            Senior Notes (a) ....................... $  150,000    $  150,000
                                                     ==========    ==========

----------
(a) On April 24, 1998, Finlay Jewelry issued 8"% Senior Notes due May 1, 2008 with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

      The fair value of the Senior Notes at February 2, 2002, determined based on market quotes, was approximately $136,500,000.

      On April 24, 1998, the Holding Company issued 9% Senior Debentures due May 1, 2008 with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The indenture relating to the Senior Debentures (the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures") contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

      Finlay was in compliance with all of the provisions of the Senior Indentures as of and for the year ended February 2, 2002.

      The aggregate amounts of long-term debt payable in each of the five years in the period ending February 2, 2007 and thereafter are as follows:

                                                             (in thousands)
                                                             --------------

            2002 ...........................................    $     --
            2003 ...........................................          --
            2004 ...........................................          --
            2005 ...........................................          --
            2006 ...........................................          --
            Thereafter .....................................     150,000
                                                                --------
                                                                $150,000
                                                                ========

      Interest expense for 1999, 2000 and 2001 was $22,665,000, $23,229,000 and
$20,089,000, respectively. Interest income for the same periods was $100,000, $112,000 and $100,000, respectively.

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER

      The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of February 2, 2002, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 521,253 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

      On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 1,128,782 shares, as of February 2, 2002, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $7.05 per share to $24.313 per share.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER (continued)

      Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net would have been reduced by $773,000 in 1999, $2.0 million in 2000 and $716,000 in 2001. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

      The fair value of options granted in 1999, 2000 and 2001 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $11.80 in 1999, $12.75 in 2000 and $7.48 in 2001 and the following weighted average assumptions: risk free interest rate of 6.03%, 6.80% and 4.62% for 1999, 2000 and 2001, respectively, expected life of seven years for each of 1999, 2000 and 2001 and volatility of 48.57% for 1999, 49.48% for 2000 and 51.13% for 2001. The weighted average fair value of options granted in 1999, 2000 and 2001 was $4.54, $5.22 and $2.57, respectively.

      The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 1999, 2000 and 2001:

                                               1999                         2000                         2001
                                    -------------------------    -------------------------    -------------------------
                                     Number of      Wtd. Avg.     Number of      Wtd. Avg.     Number of      Wtd. Avg.
                                      Options       Ex. Price      Options       Ex. Price      Options       Ex. Price
                                    ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at beginning of year ..  1,117,833     $    10.27     1,138,400     $     9.79     1,361,036     $    12.10
Granted ...........................     71,000          11.80       272,100          12.75       324,000           7.48
Exercised .........................    (11,000)          7.23       (10,633)          7.94       (14,967)          8.13
Forfeited .........................    (39,433)         14.14       (38,831)         13.73       (20,034)          9.84
                                    ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at end of year ........  1,138,400           9.79     1,361,036          12.10     1,650,035          11.26
                                    ==========     ==========    ==========     ==========    ==========     ==========
Exercisable at end of year ........    436,801     $    10.88       880,282     $    11.89       973,421     $    12.22

      The options outstanding at February 2, 2002 have exercise prices between $7.05 and $24.313, with a weighted average exercise price of $11.26 and a weighted average remaining contractual life of 5.99 years. Options generally vest in five years and expire in ten years from their dates of grant.

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During 2000, Finlay repurchased 92,000 shares for $1,119,000. During 2001, Finlay repurchased an additional 507,330 shares for $4,248,000. In April 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER (continued)

      On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Contingent fees, as represented in the table below, are not guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                Year Ended
                                  --------------------------------------
                                  January 29,   February 3,   February 2,
                                     2000          2001          2002
                                  ----------    ----------    ----------
            Minimum fees .....    $   22,264    $   15,851    $   10,151
            Contingent fees ..       126,518       149,245       147,633
                                  ----------    ----------    ----------
                 Total .......    $  148,782    $  165,096    $  157,784
                                  ==========    ==========    ==========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LEASE AGREEMENTS (continued)

      Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 2, 2002:

                                                       (in thousands)
                                                       --------------
            2002 ....................................     $ 3,263
            2003 ....................................       3,188
            2004 ....................................       3,293
            2005 ....................................       3,183
            2006 ....................................       3,224
            Thereafter ..............................       3,195
                                                          -------
                 Total minimum payments required ....     $19,346
                                                          =======

NOTE 7--PENSION PLAN

      Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year. Effective January 1, 2002, Finlay's matching contribution will begin vesting upon completion of two years of employment and will accrue at the rate of 20% per year. The cost of the defined contribution plan maintained by Finlay totaled $2,074,000, $1,989,000 and $1,856,000 for 1999, 2000, and 2001, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

      Deferred tax assets and liabilities at year end are as follows:

                                                        February 3,  February 2,
                                                           2001         2002
                                                        -----------  -----------
                                                             (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization .................... $    3,990   $    4,024
  Expense not currently deductible ....................      1,560        1,731
  AMT credit ..........................................        566          566
                                                        ----------   ----------
                                                             6,116        6,321
  Valuation allowance .................................        100          100
                                                        ----------   ----------
     Total current ....................................      6,016        6,221
                                                        ----------   ----------
  Deferred financing costs-non-current ................        173          139
                                                        ----------   ----------
     Total non-current ................................        173          139
                                                        ----------   ----------
        Total deferred tax assets .....................      6,189        6,360
                                                        ----------   ----------
Deferred Tax Liabilities
  LIFO inventory valuation ............................      9,113        9,222
                                                        ----------   ----------
     Total current ....................................      9,113        9,222
                                                        ----------   ----------
Depreciation ..........................................     11,846       13,538
                                                        ----------   ----------
     Total non-current ................................     11,846       13,538
                                                        ----------   ----------
        Total deferred tax liabilities ................     20,959       22,760
                                                        ----------   ----------
          Net deferred income tax liabilities ......... $   14,770   $   16,400
                                                        ==========   ==========
     Net current deferred income tax liabilities ...... $    3,097   $    3,001
     Net non-current deferred income tax liabilities ..     11,673       13,399
                                                        ----------   ----------
          Net deferred income tax liabilities ......... $   14,770   $   16,400
                                                        ==========   ==========

      The components of income tax expense are as follows (in thousands):

                                                      Year Ended
                                        --------------------------------------
                                        January 29,   February 3,  February 2,
                                           2000          2001         2002
                                        -----------   -----------  -----------
            Current domestic taxes ..   $    7,122    $   20,224   $   15,042
            Current foreign taxes ...         (410)           --           --
            Deferred taxes ..........        1,013         2,491        1,630
                                        ----------    ----------   ----------
            Income tax expense ......   $    7,801    $   22,715   $   16,672
                                        ==========    ==========   ==========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

      A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                       Year Ended
                                        ---------------------------------------
                                        January 29,    February 3,   February 2,
                                           2000           2001          2002
                                        ----------     ----------    ----------
Federal Statutory provision ...........    $5,9024     $   18,950    $   13,999
Foreign taxes .........................       (410)            --            --
State tax, net of federal benefit .....        714          2,566         1,467
Non-deductible amortization ...........      1,037          1,037         1,037
Loss (benefit) of foreign tax credit ..        410             --            --
Other .................................        148            162           169
                                        ----------     ----------    ----------
Provision for income taxes ............ $    7,801     $   22,715    $   16,672
                                        ==========     ==========    ==========

      Section 382 of the Code restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's NOL and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 2001, Finlay Jewelry has a NOL carryforward for tax purposes of approximately $3,500,000 which is subject to an annual limit of approximately $2,000,000 per year, which expires in 2005. At October 31, 2001, Finlay Jewelry also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes.

      SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of February 2, 2002. Management determined at February 2, 2002, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted.

NOTE 9--COMMITMENTS AND CONTINGENCIES

      Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

      Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES (continued)

remaining term of three years and has a remaining aggregate minimum value of $2,910,000 as of February 2, 2002.

      The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. During 1999, dividends of $8,908,000 were declared and $7,159,000 was distributed to the Holding Company. During 2000, dividends of $9,032,000 were declared and $7,640,000 was distributed to the Holding Company. During 2001, dividends of $9,250,000 were declared and $7,231,000 was distributed to the Holding Company.

      Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Over the past three years, approximately 69% of Finlay's domestic sales were from operations in the May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which approximately 47% and 22% represented Finlay's sales in May and Federated, respectively. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the quarterly financial data for 2000 and 2001 (dollars in thousands):

                                       Year Ended February 3, 2001
                           ---------------------------------------------------
                              First         Second       Third         Fourth
                             Quarter       Quarter      Quarter       Quarter
                           ----------    ----------   ----------    ----------
Sales ..................   $  178,614    $  211,229   $  189,728    $  420,549
Gross margin ...........       91,278       106,179       96,495       209,877
Net income (loss) ......         (515)        2,312         (617)       30,249

                                       Year Ended February 2, 2002
                           ---------------------------------------------------
                              First         Second       Third         Fourth
                             Quarter       Quarter      Quarter       Quarter
                           ----------    ----------   ----------    ----------
Sales ..................   $  193,249    $  196,167   $  175,292    $  388,081
Gross margin ...........       98,368        97,687       87,612       189,867
Net income (loss) ......         (482)          153       (2,123)       25,779

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--JAY B. RUDOLPH, INC. ACQUISITION

      On April 3, 2000, Finlay completed the acquisition of certain assets of Jay B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory of approximately $16.3 million and fixed assets of approximately $4.0 million. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's and Dayton's and Hudson's (both now operating as Marshall Field's). Finlay financed the acquisition of J.B. Rudolph with borrowings under the Revolving Credit Agreement. The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay Jewelry's consolidated financial statements since the date of acquisition. Finlay Jewelry recorded goodwill of $1.7 million.

      For the year ended February 3, 2001, unaudited pro forma sales and net income were $1,010,911 and $27,009, respectively. The pro forma information is provided for informational purposes only and was prepared assuming the J.B. Rudolph Acquisition occurred at the beginning of 2000. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company.

NOTE 12--STORE GROUP CLOSINGS

      On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay's 2001 sales were reduced by approximately $16.0 million as a result of these closings. In 2001, Finlay recorded a charge of approximately $1.0 million related to the write-off of fixed assets and employee severance.

      During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay's 2001 sales were reduced by approximately $5.0 million as a result of these closings. In 2001, Finlay recorded a charge of approximately $150,000 related to the write-off of fixed assets and employee severance.

NOTE 13--SALE AND CLOSURE OF SONAB

      During 1998, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--SALE AND CLOSURE OF SONAB (continued)

      Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The pre-tax components of the charge, the related income tax effects and the net cash portion of the charge are as follows (dollars in millions):

      Costs associated with the write-down of inventory for liquidation.. $ 7.8 Costs associated with the write off of undepreciated fixed assets.. 1.5
      Realization of foreign exchange losses ............................   9.2
      Payroll and severance costs .......................................   5.0
      Other close-down costs (a) ........................................   5.1
                                                                          -----

      Sub-total .........................................................  28.6
      Income tax benefit ................................................ (11.6)
                                                                          -----

      Net after tax .....................................................  17.0
      Non cash--foreign exchange losses above ...........................  (9.2)
                                                                          -----

      Net cash portion of charge ........................................ $ 7.8
                                                                          =====

----------
(a) Including transfer of inventory, furniture removal, main office costs during close-down period, lease termination costs, litigation and professional fees.

      As of February 2, 2002, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.3 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments.

NOTE 14--DIAMOND PARK ACQUISITION

      On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of leased departments, for approximately $63.0 million. By acquiring Diamond Park, Finlay added 139 departments and also added new host store relationships with Marshall Field's, Parisian and Dillard's, formerly the Mercantile Stores. Finlay financed the acquisition of Diamond Park (the "Diamond Park Acquisition") with borrowings under the Revolving Credit Agreement.

      The Diamond Park Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former Diamond Park departments have been included in Finlay's consolidated financial statements since the date of the acquisition. Finlay recorded goodwill of approximately $12.4 million.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to each of the current executive officers and directors of the Holding Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the Holding Company and Finlay Jewelry.

           Name               Age                      Position
--------------------------    ---     ------------------------------------------
Arthur E. Reiner..........     61     Chairman of the Board, President and Chief
                                      Executive Officer of the Holding Company,
                                      Chairman and Chief Executive Officer of
                                      Finlay Jewelry and Director
Joseph M. Melvin..........     51     Executive Vice President and Chief
                                      Operating Officer of the Holding Company
                                      and President and Chief Operating Officer
                                      of Finlay Jewelry
Leslie A. Philip..........     55     Executive Vice President and Chief
                                      Merchandising Officer of the Holding
                                      Company and Finlay Jewelry
Edward Stein..............     57     Senior Vice President and Director of
                                      Stores of Finlay Jewelry
Bruce E. Zurlnick.........     50     Senior Vice President, Treasurer and Chief
                                      Financial Officer of the Holding Company
                                      and Finlay Jewelry
David B. Cornstein........     63     Director
Rohit M. Desai............     63     Director
Michael Goldstein.........     60     Director
James Martin Kaplan.......     57     Director
John D. Kerin.............     63     Director
Thomas H. Lee.............     58     Director
Norman S. Matthews........     69     Director
Hanne M. Merriman.........     60     Director
Warren C. Smith, Jr.......     45     Director

      The Holding Company, an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the "Lee Investors"), Mr. Cornstein, Mr. Reiner and certain others are parties to a Stockholders' Agreement (the "Stockholders' Agreement") which provides, among other things, the parties thereto must vote their shares in favor of certain directors who are nominated by the Lee Investors, Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The various designees currently serving on the Board of Directors are Messrs. Lee, Smith, Cornstein, Kaplan, and Reiner. The Stockholders' Agreement also provides for an Executive Committee to consist of at least five directors, including, under certain conditions, designees of Mr. Lee, and Mr. Cornstein. The Executive Committee of the Holding Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner. See information under the caption "Certain Relationships and Related Transactions--Stockholders Agreement".

      Under the Holding Company's Restated Certificate of Incorporation, the Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Lee are Class I directors; Messrs. Cornstein, Kaplan, Kerin and Reiner are Class II directors; and Messrs. Matthews and Smith and Ms. Merriman are Class III directors. The terms of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2002, 2003 and 2004, respectively. Officers serve at the discretion of the Board of Directors.

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

      Rohit M. Desai has been a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors-II, Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai is also the managing general partner of the general partner of Equity-Linked Investors-II and the managing member of the general partners of Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai serves as a director of The Rouse Company, SITEL Corporation and Independence Community Bank Corp.

      Michael Goldstein has been a director of the Holding Company and Finlay Jewelry since May 1999. Mr. Goldstein has been Chairman of the Toys "R" Us Children's Fund, Inc. since June 2001. Mr. Goldstein was Chairman of the Board of Toys "R" Us, Inc. from February 1998 to June 2001. From February 1994 to February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive Officer of Toys "R" Us, Inc., and served as acting Chief Executive Officer from August 1999 to January 14, 2000. Mr. Goldstein is also a director of Toys "R" Us, Inc. and United Retail Group Inc.

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

      Norman S. Matthews has been a director of the Holding Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as President of Federated in 1987-1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Henry Schein, Inc., Eye Care Centers of America, Inc. and Sunoco, Inc.

      Hanne M. Merriman was elected a director of the Holding Company and Finlay Jewelry in December 1997. Ms. Merriman is the Principal in Hanne Merriman Associates, a retail business consulting firm. She is also a director of US Airways Group, Inc., Ameren Corp., State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation and T. Rowe Price Mutual Funds. She is a member of the National Women's Forum.

      Warren C. Smith, Jr. has served as a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Smith is a Managing Director of TH Lee Putnam Ventures and has been employed by Thomas H. Lee Company or its affiliates since 1990. He is also a director of Eye Care Centers of America, Inc.

Item 11. Executive Compensation

                           Summary Compensation Table

      The following table sets forth information with respect to the compensation in 2001, 2000 and 1999 of Finlay's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry (collectively, the "Named Executive Officers").

                                                   Annual Compensation                  Long Term Compensation
                                      ---------------------------------------------  ---------------------------
                                                                                                     Number of
                                                                                     Restricted     Securities
        Name and Principal                                           Other Annual      Stock        Underlying         All Other
             Position                 Year     Salary     Bonuses   Compensation(1)    Awards     Options/SARs(2)   Compensation(3)
--------------------------------      ----    --------   --------   ---------------  ----------   ---------------   ---------------
Arthur E. Reiner                      2001    $900,000   $180,900       $ 18,465         --           100,000          $ 29,071
   Chairman, President                2000     750,000    145,875         19,292         --           100,000            28,453
   and Chief Executive                1999     750,000    447,825         19,292         --                --            28,064
   Officer of the Holding
   Company and Chairman
   and Chief Executive
   Officer of Finlay Jewelry
Joseph M. Melvin                      2001    $387,060   $ 77,799             --         --            45,000          $ 83,895(4)
   Executive Vice President           2000     387,059     75,283             --         --            20,000           133,277(4)
   and Chief Operating                1999     372,887    183,528             --         --                --             8,705
   Officer of the Holding
   Company and President
   and Chief Operating
   Officer of Finlay Jewelry
Leslie A. Philip                      2001    $406,691   $ 81,745             --         --            50,000          $158,895(5)
   Executive Vice President           2000     406,691     79,101             --         --            30,000           208,277(5)
   and Chief Merchandising            1999     383,356    193,345             --         --                --             9,209
   Officer of the Holding
   Company and
   Finlay Jewelry
Edward Stein                          2001    $347,052   $ 69,757             --         --            15,000          $  8,895
   Senior Vice President and          2000     347,052     67,503             --         --            10,000             8,277
   Director of Stores                 1999     328,720    166,028             --         --            20,000            10,083
   of Finlay Jewelry
Bruce E. Zurlnick                     2001    $262,500   $ 52,763             --         --            15,000          $  8,895
   Senior Vice President,             2000     249,996     50,095             --         --             5,000             8,277
   Treasurer and Chief                1999     213,333    105,000             --         --            10,000             8,569
   Financial Officer of the
   Holding Company and
   Finlay Jewelry

----------
      (1) Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive Officers.

      (2)   See "--Option/SAR Grants in 2001".

      (3) Includes for each Named Executive Officer the sum of the following amounts earned in 2001, 2000 and 1999 for such Named Executive
            Officer:

                                           Life       Retirement      Medical
                                       Insurance(a)   Benefits(b)   Benefits(c)
                                       ------------   -----------   -----------
Arthur E. Reiner ........      2001      $ 20,176      $  5,525      $  3,370
                               2000        20,176         5,200         3,077
                               1999        20,176         5,200         2,688

Joseph M. Melvin ........      2001      $     --      $  5,525      $  3,370
                               2000            --         5,200         3,077
                               1999           817         5,200         2,688

Leslie A. Philip ........      2001      $     --      $  5,525      $  3,370
                               2000            --         5,200         3,077
                               1999         1,321         5,200         2,688

Edward Stein ............      2001      $     --      $  5,525      $  3,370
                               2000            --         5,200         3,077
                               1999         2,195         5,200         2,688

Bruce E. Zurlnick .......      2001      $     --      $  5,525      $  3,370
                               2000            --         5,200         3,077
                               1999           681         5,200         2,688

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

            (c) The insurance premiums paid in respect of the Named Executive Officer under Finlay's Executive Medical Benefits Plan.

      (4) Included in the other compensation set forth in Note 3 above, were special bonuses of $75,000 and $125,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Mr. Melvin in February 2002 and February 2001, respectively. See "- Employment and Other Agreements and Change of Control Arrangements".

      (5) Included in the other compensation set forth in Note 3 above, were special bonuses of $150,000 and $200,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Ms. Philip in February 2002 and February 2001, respectively. See "- Employment and Other Agreements and Change of Control Arrangements".

      Mr. Reiner was named Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. For a discussion of the employment and other arrangements with Mr. Reiner, see "--Employment and Other Agreements and Change of Control Arrangements".

Long-Term Incentive Plans

      The Holding Company currently has two long-term incentive plans, for which it has reserved a total of 2,582,596 shares of Common Stock for issuance in connection with awards. Of this total, 732,596 shares of Common Stock have been reserved for issuance under the Holding Company's Long Term Incentive Plan (the "1993 Plan"), of which 171,944 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 536,053 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 24,599 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's Board of Directors and stockholders approved the Holding Company's 1997 Long Term Incentive Plan (as amended, the "1997 Plan" and, together with the 1993 Plan, the "Incentive Plans"), which is intended as a successor to the 1993 Plan. The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,850,000. Of this total, 25,500 shares have been issued to date in connection with exercises of options granted under the 1997 Plan, 106,000 shares have been issued to date in connection with restricted stock arrangements and 1,117,582 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 600,918 shares of Common Stock are available for future grants under the 1997 Plan. See "--Option/SAR Grants in 2001".

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

Option/SAR Grants in 2001

      In 2001, the Holding Company granted options to purchase a total of 324,000 shares of Common Stock, of which options to purchase an aggregate of 225,000 shares were granted to the Named Executive Officers. All of these options were granted under the 1997 Plan. All of the options granted vest and become exercisable in equal installments on each of the five anniversaries of the date of grant.

      The following table provides information related to the options granted to the Named Executive Officers during 2001. No stock appreciation rights were issued by the Holding Company in 2001.

                                                      Individual Grants                                  Potential Realizable Value
                          --------------------------------------------------------------------------       at Assumed Annual Rates
                            Number of      % of Total                                                          Of Stock Price
                           Securities     Options/SARs                                                          Appreciation
                           Underlying      Granted to                                                       for Option Term ($)
                          Options/SARs    Employees in   Exercise or Base Price                          --------------------------
Name                       Granted (#)    Fiscal Year          ($/share)          Expiration Date(s)         5%             10%
-----------------------------------------------------------------------------------------------------------------------------------
Arthur E. Reiner........     100,000         32.9                 7.05                 09-27-11            443,371      1,123,588
Joseph M. Melvin........      45,000         14.8                 7.05                 09-27-11            199,517        505,615
Leslie A. Philip........      50,000         16.4                 7.05                 09-27-11            221,685        561,794
Edward Stein............      15,000          4.9                 7.05                 09-27-11             66,506        168,538
Bruce E. Zurlnick.......      15,000          4.9                 7.05                 09-27-11             66,506        168,538

Certain Information Concerning Stock Options/SARs

      The following table sets forth certain information with respect to stock options exercised in 2001 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 2001.

Aggregated Option/SAR Exercises in 2001 and Fiscal Year-End Option SAR Value

                                                         Number of
                                                        Securities            Value of
                                                        Underlying          Unexercised
                                                        Unexercised         In-the-Money
                                                       Options/SARs       Options/SARs at
                              Shares                    at Year-End         Year-End ($)
                             Acquired       Value      Exercisable/         Exercisable/
           Name             on Exercise   Realized     Unexercisable    Unexercisable (1)(2)
           ----             -----------   --------     -------------    --------------------
Arthur E. Reiner..........       --          --       354,632/180,000          --/$276,000
Joseph M. Melvin..........       --          --        70,000/ 75,000     $31,200/$124,200
Leslie A. Philip..........       --          --       106,667/ 83,333     $46,800/$138,000
Edward Stein..............       --          --        43,467/ 41,533     $61,388/$ 51,592
Bruce E. Zurlnick.........       --          --        18,733/ 27,600     $26,523/$ 45,456

----------
(1) The values of Unexercised In-the-Money Options/SARs represent the aggregate amount of the excess of $9.81, the closing price for a share of Common Stock at year end, over the relevant exercise price of all "in-the-money" options.

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

      In connection with a series of recapitalization transactions in 1993 (the "1993 Recapitalization"), the Holding Company, the Lee Investors, partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors"), certain members of management of the Holding Company (the "Management Stockholders") and certain other stockholders entered into (i) the Registration Rights Agreement, which grants certain registration rights to the Lee Investors and the Management Stockholders and (ii) the Stockholders' Agreement, which granted certain rights to, and imposed certain restrictions on the rights of, the Lee Investors, the Management Stockholders and certain other stockholders. See "Certain Transactions".

      The Holding Company and Finlay Jewelry have entered into management agreements with Thomas H. Lee Capital LLC (the "Lee Management Agreement") and DCMI (collectively, the "Management Agreements"), affiliates of Mr. Lee and Mr. Desai, respectively. Pursuant to the Management Agreements, as amended, Thomas
H. Lee Capital LLC and DCMI receive $90,000 and $30,000 per year plus expenses, respectively, for consulting and management advisory services rendered to the Holding Company and Finlay Jewelry. Each of the Management Agreements, which terminate in May 2003, will be automatically renewable on an annual basis, unless any party thereto serves notice of termination at least 90 days prior to the renewal date. Each of the Management Agreements contains provisions entitling the managing company to indemnification under certain circumstances for losses incurred in the course of service to the Holding Company or Finlay Jewelry.

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

Employment and Other Agreements and Change of Control Arrangements

      Mr. Reiner is party to an employment agreement dated as of January 3, 1995, as last amended in November 2000, pursuant to which he is serving as Chairman of the Board, President and Chief Executive Officer of the Holding Company for a term expiring on January 31, 2005. In accordance with the agreement, Mr. Reiner received an annual base salary of $750,000 through January 31, 2001, and since that date his salary has been at an annual rate of $900,000. Under the agreement, his base salary is to be increased in increments of not less than $35,000 per year. In addition to his base salary, Mr. Reiner is entitled to an annual bonus payment based on the satisfaction by Finlay of certain financial performance criteria. Under Mr. Reiner's agreement, Finlay is required to provide Mr. Reiner with certain insurance and other ancillary benefits.

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

      In May 1997, the Holding Company appointed Mr. Melvin to serve as Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry. The Holding Company has agreed to pay to Mr. Melvin an annual base salary of at least $350,000 as well as an annual bonus based on the achievement of certain targets. In addition, Mr. Melvin received from Finlay in July 1997 a $295,000 non-interest-bearing loan, which was repaid in full in July 1998. Mr. Melvin is also eligible for benefits that are available to other senior executives of Finlay, including reimbursement of moving and relocation expenses. If Mr. Melvin's employment is terminated by Finlay without cause or his title is changed to a lesser title, he is entitled to receive a lump sum payment equal to one year's base salary. In February 1999, Finlay agreed with Mr. Melvin that in the event he continued to be employed by Finlay in February 2001 and February 2002, Finlay would pay to him special bonuses of $125,000 and $75,000, respectively. Accordingly, in February 2001 and February 2002, Mr. Melvin received bonuses of $125,000 and $75,000, respectively.

      In February 1999, Finlay agreed with Ms. Leslie Philip, the Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry, that in the event she continued to be employed by Finlay in February 2001 and February 2002, Finlay would pay to her special bonuses of $200,000 and $150,000, respectively. Accordingly, in February 2001 and February 2002, Ms. Philip received bonuses of $200,000 and $150,000, respectively.

Directors' Compensation

      Directors who are employees, or who receive fees or compensation (directly or indirectly) other than as directors, receive no additional compensation for serving as members of the Board. Messrs. Lee, Smith and Kaplan receive no compensation for serving as directors of the Holding Company and Finlay Jewelry. For a discussion of certain fees paid to affiliates of Messrs. Lee and Desai, see "Compensation Committee Interlocks and Insider Participation".

      For serving as a director of the Holding Company and Finlay Jewelry, each independent non-employee director receives aggregate compensation at the rate of $20,000 per year and, also receives a fee of $1,000 for each regular and special meeting attended and a fee of $500 for each committee meeting attended. In addition, Ms. Merriman receives an aggregate annual fee of $3,000 for service as chairperson of the audit committees. Each independent non-employee director generally receives, with respect to each year of service, options to purchase 5,000 shares of Common Stock, at an exercise price equal to the fair market value on the date of grant. The options typically vest on the first anniversary of the date of grant, except Mr. Matthews' options are subject to various vesting periods of up to five years.

      Mr. Reiner has an employment contract with Finlay. See information under the caption "Executive Compensation--Employment and Other Agreements and Change of Control Arrangements".

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 24, 2002 by (i) each person who, to the knowledge of the Holding Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each of the Holding Company's directors, the Holding Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and by all current directors and executive officers as a group. The Holding Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                        Shares of Common Stock
                                                        Beneficially Owned (1)
                                                       ------------------------

                                                       Number of     Percentage
                     Name                                Shares       of Class
-----------------------------------------------        ---------     ----------
FMR Corp.(2) ..................................        1,042,700        11.1%
Thomas H. Lee(3) ..............................          984,340        10.4%
Mellon Financial Corporation(4) ...............          875,959         9.3%
Neuberger Berman, LLC(5) ......................          818,400         8.7%
David B. Cornstein(6) .........................          685,439         7.2%
Investment Counselors of Maryland, LLC(7) .....          565,300         6.0%
Becker Capital Management, Inc.(8) ............          561,775         6.0%
Arthur E. Reiner(1)(9) ........................          519,279         5.3%
Leslie A. Philip(1)(10) .......................          118,000         1.2%
Norman S. Matthews(11) ........................          101,000         1.1%
Joseph M. Melvin(1)(12) .......................           87,000           *
Edward Stein(1)(13) ...........................           51,000           *
Bruce E. Zurlnick(1)(14) ......................           22,133           *
Michael Goldstein(15) .........................           22,000           *
Hanne M. Merriman(16) .........................           20,000           *
Warren C. Smith, Jr.(17) ......................           12,590           *
John D. Kerin(1)(18) ..........................           11,000           *
James Martin Kaplan(1) ........................            4,000           *
Rohit M. Desai(19) ............................               --           *
All directors and executive officers
as a group (14 persons)(20) ...................        2,637,781        25.6%

----------
      *Less than one percent.

      (1) Based on 9,430,561 shares outstanding on April 24, 2002. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of the Holding Company's directors and executive officers) to the terms of the Stockholders' Agreement. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

      (2) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on Amendment No. 3 dated June 11, 2001 to a
            Schedule 13G dated February 1, 1999, as amended, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company ("Fidelity") and Fidelity Low Priced Stock Fund (the "Fund"). According to said

            Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 1,042,700 shares which are the subject of the Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 1,042,700 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,042,700 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address for FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

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

      (4) According to Amendment No. 4 dated January 11, 2002 to a Schedule 13G dated February 4, 1999, as amended, filed with the Commission by Mellon Financial Corporation ("Mellon Financial"), (i) Mellon Financial has sole power to vote 766,859 shares and sole power to dispose of 875,959 shares, and shares power to vote 69,900 shares and shares power to dispose of none of such shares, and (ii) The Boston Company, Inc. has sole power to vote 604,009 shares and sole power to dispose of 713,109 shares, and shares power to vote 69,900 shares and shares power to dispose of none of such shares. According to such Schedule 13G Amendment, shares beneficially owned by Boston Safe Advisors, TBC Asset Management, Inc., Boston Safe Deposit and Trust Company and Franklin Portfolio Associates as of December 31, 2001 are reported as beneficially owned by The Boston Company, as a holding company, and that as of December 31, 2001, the holding company that beneficially owned these shares was Boston Safe Deposit and Trust Company. All of the shares reported in the Schedule 13G Amendment are beneficially owned by Mellon Financial Corporation and direct or indirect subsidiaries, including The Boston Company, Inc., in their various fiduciary capacities. The address for Mellon Financial Corporation is One Mellon Center, Pittsburgh, Pennsylvania 15258.

      (5) According to Amendment No. 3 dated February 11, 2002 to a Schedule 13G dated February 10, 1999, as amended, filed with the Commission by Neuberger Berman, LLC and Neuberger Berman, Inc. (collectively, "Neuberger Berman"), Neuberger Berman, LLC is deemed to be a beneficial owner of the indicated number of shares since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, such shares, which are held by many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Neuberger Berman has sole power to vote or direct the voting of 676,900 shares, shared power to vote or direct the voting of none of such shares, sole power to dispose of or direct the disposition of none of such shares, and shared power to dispose of or direct the disposition of 818,400 shares. Employee(s) of Neuberger Berman, LLC and Neuberger Berman Management, Inc. own 348,900 shares in their own personal securities accounts.

                                         (Footnotes continued on following page)

            Neuberger Berman, LLC disclaims beneficial ownership of these shares since these shares were purchased with each employee(s)' personal funds and each employee has exclusive dispositive and voting power over the shares held in their respective accounts. According to the
            Schedule 13G Amendment, Neuberger Berman, Inc. owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management, Inc. and does not own over 1% of the Company's shares. The address of Neuberger Berman, LLC and Neuberger Berman, Inc. is 605 Third Avenue, New York, New York 10158-3698.

      (6) Includes options to acquire 66,667 shares of Common Stock having an exercise price of $14.00 per share. The address of Mr. Cornstein is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

      (7) According to a Schedule 13G, dated March 11, 2002, filed with the Commission by Investment Counselors of Maryland, LLC ("Investment Counselors"), Investment Counselors has sole power to vote 400,600 shares and sole power to dispose of all the indicated shares, and shares power to vote 164,700 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of Investment Counselors, which is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G, no individual client of Investment Counselors holds more than five percent of the class. The address for Investment Counselors of Maryland, LLC is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

      (8) According to an Amendment dated February 6, 2002 to a Schedule 13G dated January 28, 2000 filed with the Commission by Becker Capital Management, Inc., a registered investment advisor ("Becker"), the indicated number of shares is owned by advisory clients of Becker; Becker has sole voting power with respect to 528,175 of the shares and sole dispositive power with respect to all of the shares, but disclaims beneficial ownership thereof. The address for Becker Capital Management, Inc. is 1211 SW Fifth Avenue, Suite 2185, Portland, Oregon 97204.

      (9) Includes options to acquire 374,632 shares of Common Stock having exercise prices ranging from $12.75 to $14.00 per share. Also includes 100,000 shares of restricted stock.

      (10) Includes options to acquire an aggregate of 118,000 shares of Common Stock having exercise prices ranging from $8.25 to $23.1875 per share.

      (11) Includes options to acquire an aggregate of 101,000 shares of Common Stock having exercise prices ranging from $8.50 to $16.50 per share. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

      (12) Includes options to acquire an aggregate of 86,000 shares of Common Stock having exercise prices ranging from $8.25 to $24.3125 per share.

      (13) Includes options to acquire an aggregate of 50,000 shares of Common Stock having exercise prices ranging from $7.23 to $13.4219 per share.

      (14) Includes options to acquire an aggregate of 21,333 shares of Common Stock having exercise prices ranging from $7.23 to $13.5625 per share.

      (15) Includes options to acquire an aggregate of 15,000 shares of Common Stock having exercise prices ranging from $11.215 to $13.4375 per share. The address of Mr. Goldstein is c/o Toys "R" Us, Inc., 461 From Road, Paramus, New Jersey 07652.

                                         (Footnotes continued on following page)

      (16) Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $8.50 to $21.3125 per share. Ms. Merriman's address is c/o Hanne Merriman Associates, 3201 New Mexico Avenue, N.W., Washington, DC 20016.

      (17) Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

      (18) Includes options to acquire an aggregate of 10,000 shares of Common Stock having exercise prices ranging from $11.215 to $14.5938 per share.

      (19) The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

      (20) Includes options to acquire an aggregate of 862,632 shares of Common Stock having exercise prices ranging from $7.23 to $24.3125 per share.

Item 13. Certain Relationships and Related Transactions

Stockholders' Agreement

      The Lee Investors, the Management Stockholders, all employees holding options to purchase Common Stock, certain private investors and the Holding Company are parties to the Stockholders' Agreement, which sets forth certain rights and obligations of the parties with respect to the Common Stock and corporate governance of the Holding Company. Any employees of Finlay not parties to the Stockholders' Agreement, as amended, who have received or in the future receive options to purchase Common Stock in connection with their employment have also been required or will also be required, as the case may be, to become parties to the Stockholders' Agreement. The Stockholders' Agreement provides that the parties thereto must vote their shares in favor of certain directors who are nominated by the Lee Investors, Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The designees of the Lee Investors currently serving on the Board of Directors are Messrs. Lee and Smith; the designees of Mr. Cornstein are Messrs. Cornstein and Kaplan; and Mr. Reiner is his own designee. The Stockholders' Agreement also provides for an Executive Committee to consist of at least five directors, including, under certain conditions, designees of Mr. Lee and Mr. Cornstein. When a stockholder or group of stockholders loses the right to designate a director, such director is to be designated instead by a majority of the directors of the Holding Company. The Executive Committee of the Holding Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner.

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

Registration Rights Agreement

      The Registration Rights Agreement grants certain registration rights to the Lee Investors, certain other investors and the Management Stockholders. Lee Investors who together hold at least 15% of the outstanding "Registrable Securities" (as defined in the Registration Rights Agreement) are entitled to request jointly, and the Holding Company shall be obligated to effect, up to three registrations of "Registrable Securities", subject to the terms and limitations of the Registration Rights Agreement. The Lee Investors also may demand registration under certain circumstances. The Registration Rights Agreement also provides that Management Stockholders holding in the aggregate at least 20% of the "Registrable Securities" then outstanding will have the right on one occasion to require the Holding Company to file a registration statement with the Commission covering all or a portion of their "Registrable Securities" in certain circumstances. In addition, under the Registration Rights Agreement, if the Holding Company proposes to register shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), either for its own account or for the account of others (other than a registration statement relating solely to employee benefit plans), then each party to the Registration Rights Agreement will have the right, subject to certain restrictions and priorities, to request that the Holding Company register its shares of Common Stock in connection with such registration. Under the Registration Rights Agreement, the holders of "Registrable Securities", on the one hand, and the Holding Company, on the other, agree to indemnify each other for certain liabilities, including liabilities under the Securities Act, in connection with any registration of shares subject to the Registration Rights Agreement.

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

Stock Repurchase

      In April 2002, as part of the Holding Company's Stock repurchase program, the Holding Company repurchased 526,562 shares of Common Stock for $5,792,000 from Equity-Linked Investors-II, a partnership the managing partner of the general partner of which is Rohit M. Desai, a director of Finlay.

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

10.2      - The Holding Company's Retirement Income Plan as amended and restated
            February 2002.

10.3      - Executive Medical Benefits Plan of Finlay Jewelry and the Holding
            Company (incorporated by reference to Exhibit 10.3 of Form S-1 Registration Statement, Registration No. 33-59380).

10.4      - Letter Agreement dated February 1, 1999 by and among Finlay Jewelry, the Holding Company and David B. Cornstein (incorporated by reference to Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999, filed by Finlay Jewelry on April 30, 1999).

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

Item
Number
------

10.5(e)   - Amendment No. 4 to Employment Agreement dated as of February 16,
            2000 among the Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(h) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by Finlay Jewelry on April 28, 2000).

10.5(f)   - Amendment No. 5 to Employment Agreement dated as of November 29,
            2000 among the Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(f) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2001 filed by Finlay Jewelry on April 30, 2001).

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

10.9(a)   - Management Agreement dated as of May 26, 1993 among the Holding
            Company, Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).

10.9(b)   - Amendment to Management Agreement dated as of January 21, 2002 among the Holding Company, Finlay Jewelry and Thomas H. Lee Capital, LLC.

10.10(a)  - Management Agreement dated as of May 26, 1993 among the Holding
            Company, Finlay Jewelry and Desai Capital Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.10(b)  - Amendment to Management Agreement dated as of January 21, 2002 among the Holding Company, Finlay Jewelry and Desai Capital Management Corporation.

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

10.11(c)  - Amendment to the Holding Company's Long Term Incentive Plan.

10.12     - 1997 Long Term Incentive Plan, as amended.

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

Item
Number
------

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

10.15(j)  - Amendment Agreement No. 9 dated as of April 20, 2000 to the Amended
            Revolving Credit Agreement (incorporated by reference to Exhibit 10.15(j) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by Finlay Jewelry on April 28,
            2000).

10.15(k)  - Amendment No. 10 and Consent dated as of September 29, 2000 to the
            Amended Revolving Credit Agreement (incorporated by reference to
            Exhibit 10.15(k) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2001 filed by Finlay Jewelry on April 30, 2001).

10.15(l)  - Amendment No. 11 dated as of January 31, 2002 to the Amended
            Revolving Credit Agreement.

10.16     - Form of Officer's and Director's Indemnification Agreement
            (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.17(a)  - Amended and Restated Gold Consignment Agreement dated as of March
            30, 2001 (the "Amended and Restated Gold Consignment Agreement") between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as successor to Rhode Island Hospital Trust National Bank) ("Sovereign Bank"), and the other parties which are or may become parties thereto (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.17(b)  - First Amendment to the Amended and Restated Gold Consignment
            Agreement.

10.18     - Amended and Restated Security Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay and Sovereign Bank, as agent (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

Item
Number
------

10.19     - Amended and Restated Intercreditor Agreement dated as of March 30,
            2001 between Sovereign Bank, as agent, and GE Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.20     - Letter Agreement, dated April 4, 2002, by and between Equity-Linked
            Investors-II and the Holding Company.

21.1      - Subsidiaries of Finlay Jewelry

99.1      - Letter Regarding Arthur Andersen LLP.

(b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Finlay Fine Jewelry Corporation


Date: April 26, 2002                             By: /s/ ARTHUR E. REINER
                                                     --------------------
                                                       Arthur E. Reiner
                                                     Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Name                             Title                       Date
          ----                             -----                       ----


  /s/ ARTHUR E. REINER     Chairman of the Board, Chief           April 26, 2002
------------------------   Executive Officer and Director
    Arthur E. Reiner       (Principal Executive Officer)


 /s/ BRUCE E. ZURLNICK     Senior Vice President, Treasurer and   April 26, 2002
------------------------   Chief Financial Officer (Principal
   Bruce E. Zurlnick       Financial and Accounting Officer)


 /s/ DAVID B. CORNSTEIN    Director                               April 26, 2002
------------------------
   David B. Cornstein


 /s/ NORMAN S. MATTHEWS    Director                               April 26, 2002
------------------------
   Norman S. Matthews


/s/ JAMES MARTIN KAPLAN    Director                               April 26, 2002
------------------------
  James Martin Kaplan


   /s/ ROHIT M. DESAI      Director                               April 26, 2002
------------------------
     Rohit M. Desai


   /s/ THOMAS H. LEE       Director                               April 26, 2002
------------------------
     Thomas H. Lee


/s/ WARREN C. SMITH, JR.   Director                               April 26, 2002
------------------------
  Warren C. Smith, Jr.


 /s/ HANNE M. MERRIMAN     Director                               April 26, 2002
------------------------
   Hanne M. Merriman


 /s/ MICHAEL GOLDSTEIN     Director                               April 26, 2002
------------------------
   Michael Goldstein


   /s/ JOHN D. KERIN       Director                               April 26, 2002
------------------------
     John D. Kerin