Form 10-Q
period 2002-05-04
FINLAY FINE JEWELRY CORP
filed 2002-06-18
CIK 898684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 4, 2002

                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380



                         FINLAY FINE JEWELRY CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3287757
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


        529 Fifth Avenue, New York, NY                         10017
   ------------------------------------------               -----------
    (Address of principal executive offices)                 (zip code)

                                 (212) 808-2800
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X *                  No ____

As of June 14, 2002, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 4, 2002

                                      INDEX


                                                                                                   PAGE(S)
PART I - FINANCIAL INFORMATION                                                                     -------

     Item 1.      Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations for the thirteen weeks ended
                  May 5, 2001 and May 4, 2002.........................................................1

                  Consolidated Balance Sheets as of February 2, 2002 and
                  May 4, 2002.........................................................................2

                  Consolidated Statements of Changes in Stockholder's Equity for the year ended February 2, 2002 and thirteen weeks ended May 4, 2002.........................3

                  Consolidated Statements of Cash Flows for the thirteen weeks ended
                  May 5, 2001 and May 4, 2002.........................................................4

                  Notes to Consolidated Financial Statements..........................................5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................................11

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.........................18


PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...................................................19

SIGNATURES...........................................................................................20

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         THIRTEEN WEEKS ENDED
                                                        ----------------------
                                                          MAY 5,       MAY 4,
                                                           2001         2002
                                                        ----------    --------

Sales................................................   $193,249      $187,365
Cost of sales........................................     94,881        93,374
                                                        --------      --------
    Gross margin.....................................     98,368        93,991
Selling, general and administrative expenses.........     89,159        84,258
Depreciation and amortization........................      4,828         4,357
                                                        --------      --------
    Income (loss) from operations....................      4,381         5,376
Interest expense, net................................      5,001         4,276
                                                        --------      --------
    Income (loss) before income taxes................       (620)        1,100
Provision (benefit) for income taxes.................       (138)          260
                                                        --------      --------
    Net income (loss)................................   $   (482)     $    840
                                                        ========      ========






  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        (UNAUDITED)
                                                                                     FEBRUARY 2,          MAY 4,
                                                                                         2002              2002
                                                                                     -------------     --------------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $    49,222       $     2,259
  Accounts receivable - department stores......................................           17,505            40,369
  Other receivables............................................................           25,953            33,025
  Merchandise inventories......................................................          304,508           308,752
  Prepaid expenses and other...................................................            2,351             3,852
  Due from parent..............................................................              -               4,001
                                                                                     -------------     --------------
     Total current assets......................................................          399,539           392,258
                                                                                     -------------     --------------
Fixed assets:
  Equipment, fixtures and leasehold improvements...............................          119,743           122,327
  Less - accumulated depreciation and amortization.............................           47,717            51,045
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           72,026            71,282
                                                                                     -------------     --------------
Deferred charges and other assets..............................................           20,811            20,412
Goodwill.......................................................................           91,046            91,046
                                                                                     -------------     --------------
     Total assets..............................................................      $   583,422       $   574,998
                                                                                     =============     ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable................................................................      $      -          $    52,194
  Accounts payable - trade.....................................................          132,156            79,040
  Accrued liabilities:
     Accrued salaries and benefits.............................................           19,369            20,899
     Accrued miscellaneous taxes...............................................            6,521             5,628
     Accrued interest..........................................................            3,597               521
     Other.....................................................................           13,496            15,862
  Income taxes payable.........................................................           44,771            41,168
  Deferred income taxes........................................................            3,001             3,544
  Due to parent................................................................            3,294              -
                                                                                     -------------     --------------
     Total current liabilities.................................................          226,205           218,856
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................           13,621            14,084
                                                                                     -------------     --------------
     Total liabilities.........................................................          389,826           382,940
                                                                                     -------------     --------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................             -                 -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................          110,525           109,083
  Accumulated other comprehensive income.......................................               96              -
                                                                                     -------------     --------------
     Total stockholder's equity................................................          193,596           192,058
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   583,422       $   574,998
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                           COMMON STOCK                                  ACCUMULATED
                                        -------------------   ADDITIONAL    RETAINED        OTHER            TOTAL
                                         NUMBER                PAID- IN     EARNINGS    COMPREHENSIVE     STOCKHOLDER'S
                                        OF SHARES    AMOUNT     CAPITAL     (DEFICIT)      INCOME            EQUITY
                                        ---------   --------  ----------  ------------  -------------     ------------
Balance, February 3, 2001........          1,000    $   -     $  82,975   $  96,448     $    -            $  179,423
  Net income (loss)..............            -          -           -        23,327          -                23,327
  Fair value of gold forward
      contracts at February 4, 2001          -          -           -           -            24                   24
  Change in fair value of gold
      forward contracts..........            -          -           -           -            72                   72
  Dividends on common stock......            -          -           -        (9,250)         -                (9,250)
                                        ---------   --------  ----------  ------------  -------------     ------------
Balance, February 2, 2002........          1,000                 82,975     110,525          96              193,596
  Net income (loss)..............            -          -           -           840          -                   840
  Change in fair value of gold
      forward contracts..........            -          -           -            -          (96)                 (96)
  Dividends on common stock......            -          -           -         (2,282)        -                (2,282)
                                        ---------   --------  ----------  ------------  -------------     ------------
Balance, May 4, 2002
   (unaudited) ..................          1,000     $  -     $  82,975    $ 109,083      $   -            $  192,058
                                        =========   ========  =========   ============  =============     ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            THIRTEEN WEEKS ENDED
                                                                                        ------------------------------
                                                                                          MAY 5,            MAY 4,
                                                                                           2001              2002
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $     (482)      $       840
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            4,828             4,357
  Amortization of deferred financing costs.......................................              257               242
  Other, net.....................................................................              582               568
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................          (12,907)          (29,936)
     Increase in merchandise inventories.........................................           (2,344)           (4,244)
     Increase in prepaid expenses and other......................................             (771)           (1,501)
     Decrease in accounts payable and accrued liabilities........................          (97,502)          (56,248)
     Decrease in due to parent...................................................           (4,149)           (9,578)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (112,488)          (95,500)
                                                                                        ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (3,857)           (2,903)
  Deferred charges and other, net................................................           (2,168)             (754)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (6,025)           (3,657)
                                                                                        ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          229,618           130,239
  Principal payments on revolving credit facility................................         (139,453)          (78,045)
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           90,165            52,194
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (28,348)          (46,963)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           31,249            49,222
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    2,901       $     2,259
                                                                                        ============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    7,638       $     7,110
  Income taxes paid..............................................................            8,856             3,481




  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 4, 2002, and the results of operations and cash flows for the thirteen weeks ended May 5, 2001 and May 4, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2002 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's annual report on Form 10-K for the fiscal year ended February 2, 2002 ("Form 10-K") previously filed with the Commission.

     Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1999, 2000, 2001 and 2002 relate to the fiscal years ending January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003, respectively. Each of the fiscal years includes 52 weeks, except 2000 includes 53 weeks.

     Finlay Jewelry recorded a tax provision based on an estimated annual income tax rate. In addition, Finlay Jewelry has recognized an intraperiod tax benefit as it has projected that there will be a profit in the fourth quarter and for the fiscal year.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the thirteen weeks ended May 4, 2002, the gain/loss on open futures contracts was not material. At February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold totaling 17,500 fine troy ounces, valued at $4.8 million. At May 4, 2002, Finlay Jewelry had no outstanding positions in gold futures contracts.

     In 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fair value. Finlay Jewelry designated its derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The amount recorded in accumulated other comprehensive income of $96,000, net of tax, was reclassified into earnings during 2002.

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

     COMPREHENSIVE INCOME: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. For 2001 and 2002, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts. For the thirteen weeks ended May 5, 2001 the comprehensive loss was $0.3 million and the comprehensive income for the thirteen weeks ended May 4, 2002 was $0.7 million.

     GOODWILL: In 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. The accounting standard requires that goodwill no longer be amortized over its estimated useful life, but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Amortization of goodwill was discontinued as of February 3, 2002. During the first quarter of 2002, an impairment test was performed and Finlay Jewelry determined that there is no impairment of goodwill.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following is a reconciliation of reported Net income (loss) adjusted to reflect the impact of the discontinuance of goodwill amortization for the thirteen weeks ended May 5, 2001. Finlay Jewelry's actual Net income (loss) for the thirteen weeks ended May 4, 2002 is shown for comparative purposes.



                                                    THIRTEEN WEEKS ENDED
                                                ----------------------------
                                                  MAY 5,            MAY 4,
                                                   2001              2002
                                                ---------          --------
                                                       (IN THOUSANDS)
NET INCOME (LOSS):
Reported net income (loss).................     $   (482)         $  840
Add: Goodwill amortization..................         939               -
Less: Tax impact of deductible goodwill.....         (80)              -
                                                ----------        ---------
Adjusted net income (loss)..................    $    377          $  840
                                                ==========        =========


NOTE 3 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail jewelry industry. Approximately 47% of Finlay's sales in 2001 were from operations in The May Department Stores Company ("May") and 22% in departments operated in store groups owned by Federated Department Stores ("Federated").


NOTE 4 - SHORT AND LONG-TERM DEBT

     Finlay's revolving credit agreement (the "Revolving Credit Agreement"), which expires in March 2003, provides Finlay with a senior secured revolving line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay intends to renew the Revolving Credit Agreement and expects to begin this process during the summer of 2002. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility.

     The Holding Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 8 6/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indentures relating to the Senior Debentures and Senior Notes are collectively referred to as the "Senior Indentures".

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:


                                                                                                    (UNAUDITED)
                                                                            FEBRUARY 2,               MAY 4,
                                                                               2002                    2002
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    314,473           $    318,916
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             9,965                 10,164
                                                                          ----------------       ------------------
                                                                           $    304,508           $    308,752
                                                                          ================       ==================


     The LIFO method had the effect of decreasing the income before income taxes for the thirteen weeks ended May 5, 2001 and May 4, 2002 by $191,000 and $200,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $359,729,000 and $358,182,000 at February 2, 2002 and May 4, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on June 30, 2002. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, Finlay Jewelry is currently limited by the Senior Indentures to $37.0 million worth of gold. Finlay intends to obtain approval for the increase from the holders of the Senior Notes and Senior Debentures. At May 4, 2002, amounts outstanding under the Gold Consignment Agreement totaled 119,783 fine troy ounces, valued at approximately $36.9 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Contingent fees, as represented in the table below, are not guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         THIRTEEN WEEKS ENDED
                                   ---------------------------------
                                       MAY 5,            MAY 4,
                                        2001              2002
                                   ---------------    --------------
                                            (IN THOUSANDS)
     Minimum fees..............    $      1,932       $        640
     Contingent fees...........          30,002             30,403
                                   ---------------    --------------
       Total...................    $     31,934       $     31,043
                                   ===============    ==============


NOTE 7 - SALE AND CLOSURE OF SONAB

     During 1998, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B.
("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SALE AND CLOSURE OF SONAB (CONTINUED)

     Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, Finlay Jewelry's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.3 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments.


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000 and 2001, the Holding Company repurchased 599,330 shares for approximately $5,367,000. During the first quarter of fiscal 2002, the Holding Company repurchased an additional 527,562 shares for $5,803,000 including the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay. As a result of the timing of dividends and the 2002 stock repurchases, there was a receivable from the Holding Company as of May 4, 2002 compared to a payable to the Holding Company as of May 5, 2001.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity.


NOTE 9 - STORE GROUP CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first quarter of 2002, sales were reduced by approximately $12.0 million compared to the first quarter of 2001 as a result of the closings of Stern's, Liberty House and another smaller host store group.

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


     MERCHANDISE INVENTORIES

     Finlay Jewelry values its inventories at the lower of cost or market. The cost is determined by the last-in, first-out method utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Factors related to inventories such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and Finlay Jewelry's reported operating results.

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as options or forwards, to hedge against the risk of gold price fluctuations. In 2001, Finlay adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on Finlay Jewelry's financial condition, results of operations and cash flows for the thirteen weeks ended May 4, 2002.


     REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.


    COVENANT REQUIREMENTS

    Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirteen weeks ended May 4, 2002, Finlay was in compliance with all of its covenants. Should Finlay's results of operations significantly erode, Finlay may not be in compliance with its covenants. Although management believes that Finlay would be able to obtain a waiver or amendment, in the event that Finlay is unable to obtain such waiver or amendment, the outstanding balances could become due immediately.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Finlay Jewelry adopted this pronouncement in 2002 and has determined that there is no impairment of goodwill as of February 3, 2002. Finlay Jewelry's annual goodwill amortization in 2001 totaled $3.7 million.

    In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This extends the reporting requirements to include reporting separately as discontinued operations components of an entity that have either been disposed of or classified as held-for-sale. Finlay Jewelry has adopted the provisions of SFAS No. 144 in 2002 and does not anticipate that such adoption will have a significant effect on Finlay Jewelry's results of operations or financial position.


RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:


STATEMENTS OF OPERATIONS DATA
(UNAUDITED)
                                                        THIRTEEN WEEKS ENDED
                                                     ---------------------------
                                                        MAY 5,          MAY 4,
                                                         2001           2002
                                                     ------------     ----------
Sales...........................................       100.0%            100.0%
Cost of sales...................................        49.1              49.8
                                                     ------------     ----------
    Gross margin................................        50.9              50.2
Selling, general and administrative expenses....        46.1              45.0
Depreciation and amortization ..................         2.5               2.3
                                                     ------------     ----------
     Income (loss) from operations..............         2.3               2.9
Interest expense, net...........................         2.6               2.3
                                                     ------------     ----------
    Income (loss) before income taxes...........        (0.3)              0.6
Provision (benefit) for income taxes............         -                 0.1
                                                     ------------     ----------
    Net income (loss)...........................        (0.3)%             0.5%
                                                     ============     ==========

THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED WITH THIRTEEN WEEKS ENDED MAY 5, 2001

     SALES. Sales for the thirteen weeks ended May 4, 2002, decreased $5.9 million, or 3.0%, over the comparable period in 2001. Comparable department sales (departments open for the same months during comparable periods) increased 2.2%. Management attributes this increase to its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices and to a more aggressive pricing strategy for the Valentine's Day and Mother's Day holiday promotions. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $12.0 million of sales in the first quarter of 2001, offset by the net effect of new store openings and closings.

     During the thirteen weeks ended May 4, 2002, Finlay opened six departments and closed eight departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $4.4 million in 2002 compared to 2001 and as a percentage of sales, gross margin decreased by 0.7%. The decrease primarily reflected a more aggressive merchandising strategy for the holiday promotions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $4.9 million, or 5.5%, due primarily to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales. As a percentage of sales, SG&A decreased 1.1% due to (i) Finlay Jewelry's continued focus on appropriate expense reductions, specifically relating to payroll and other expenses, (ii) a decrease in gross advertising expenditures and (iii) the leverage generated through higher than planned sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $0.5 million, which reflects the discontinuance of goodwill amortization and the effect of certain assets becoming fully depreciated, offset by an increase in capital expenditures and capitalized software costs for the most recent twelve months. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.7 million primarily due to a lower weighted average interest rate (7.5% for the 2002 period compared to 8.0% for the comparable period in 2001) and a decrease in average borrowings ($189.0 million for the period in 2002 compared to $215.8 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $0.8 million for the 2002 period was $1.3 million higher as compared to the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended May 5, 2001 and May 4, 2002, capital expenditures totaled $3.9 million and $2.9 million, respectively. For 2001, capital expenditures totaled $13.9 million and for 2002 are estimated to be approximately $12.0 to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $173.4 million at May 4, 2002, an increase of $0.1 million from February 2, 2002. The increase resulted primarily from the impact of the interim net income (exclusive of depreciation and amortization) partially offset by capital expenditures and additions to deferred charges.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, Finlay's lease agreements provide for accelerated payments during the months of November and December, which require most host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $17.9 million, or 5.5% as compared to the first quarter of 2001 as a result of the 2001 closing of three host store groups and a continued monitoring of inventory levels. The reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 4, 2002 were $52.2 million, compared to a zero balance at February 2, 2002 and $90.2 million at May 5, 2001. The average amounts outstanding under the Revolving Credit Agreement were $65.8 million and $39.0 million for the thirteen weeks ended May 5, 2001 and May 4, 2002, respectively. The maximum amount outstanding for the thirteen weeks ended May 4, 2002 was $67.6 million, at which point the unused excess availability was $141.8 million, excluding the acquisition facility.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. As of May 4, 2002, $358.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $375.8 million at May 5, 2001.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 4, 2002, Finlay Jewelry's outstanding borrowings were $202.2 million, which included a $150.0 million balance under the Senior Notes and a $52.2 million balance under the Revolving Credit Agreement. At May 4, 2002, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement and the Senior Indentures.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on June 30, 2002. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, Finlay Jewelry is currently limited by the Senior Indentures to $37.0 million worth of gold. Finlay intends to obtain approval for the increase from the holders of the Senior Notes and Senior Debentures. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement, however there are no assurances that this will be completed. At May 4, 2002, amounts outstanding under the Gold Consignment Agreement totaled 119,783 fine troy ounces, valued at approximately $36.9 million. The average amount outstanding under the Gold Consignment Agreement was $33.3 million in 2001. At May 4, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of May 4, 2002 (dollars in thousands):


                                                            PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
-----------------------           ---------     ----------------    -----------   -----------    -------------
Senior Notes (due 2008)........   $ 150,000        $     -            $   -         $   -          $  150,000
Operating leases (1)...........      19,346            3,263            6,481         6,407             3,195
                                  ---------        ---------          -------       -------        ----------
Total .........................   $ 169,346        $   3,263          $ 6,481       $ 6,407        $  153,195
                                  =========        =========          =======       =======        ==========

-------------
(1) Represents future minimum payments under noncancellable operating leases as of February 2, 2002.

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL                     -----------------------------------------------------------------------------
COMMITMENTS                            TOTAL        LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
----------------------------         ----------     ----------------    -----------   -----------    -------------
Revolving Credit
    Agreement (due 2003) (1)...      $ 52,194           $ 52,194           $    -      $    -          $    -
Gold Consignment
   Agreement (due 2002)........        36,900             36,900                -           -               -
Letters of credit..............         4,250              2,000             2,250                          -
                                     --------           --------           -------     -------         ---------
Total .........................      $ 93,344           $ 91,094           $ 2,250     $    -          $    -
                                     ========           ========           =======     =======         =========

----------
(1) The outstanding balance at June 12, 2002 was $87.3 million.


     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $7.6 million and $7.1 million for the thirteen week periods May 5, 2001 and May 4, 2002, respectively.

     In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002, under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. To date, the Holding Company has repurchased 1,126,892 shares for $11.2 million.

     In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At May 4, 2002, a total of approximately $19.6 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the thirteen weeks ended May 4, 2002, the gain or loss on open futures contracts was not material. At May 4, 2002, Finlay Jewelry had no open positions in futures contracts for gold. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first quarter of 2002, sales were reduced by approximately $12.0 million compared to the first quarter of 2001 as a result of the department closings of Stern's, Liberty House and another smaller host store group.

       During 1998, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, Finlay Jewelry's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.3 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments.


SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 77% of its income from operations for 1999, 2000 and 2001, on a domestic basis. Finlay has typically experienced net losses in the first three quarters of its fiscal year although Finlay Jewelry did achieve a net profit in the first quarter 2002. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.


INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's compliance with applicable contractual covenants, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. There were no outstanding gold forward contracts at May 4, 2002.

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




Date: June 14, 2002                    FINLAY FINE JEWELRY CORPORATION

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