Form 10-Q
period 2002-08-03
FINLAY FINE JEWELRY CORP
filed 2002-09-17
CIK 898684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended August 3, 2002
                                           --------------

                                       or

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3287757
 ------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


          529 Fifth Avenue, New York, NY                      10017
          ------------------------------                      -----
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

                           Yes [X]*    No [ ]

As of September 13, 2002, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 3, 2002

                                      INDEX

                                                                                                 PAGE(S)
                                                                                                 -------
PART I - FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002............................1

                 Consolidated Balance Sheets as of February 2, 2002 and
                 August 3, 2002......................................................................3

                 Consolidated Statements of Changes in Stockholder's Equity for the year ended February 2, 2002 and twenty-six weeks ended August 3, 2002....................4

                 Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002............................5

                 Notes to Consolidated Financial Statements..........................................7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................................13

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........................21

     Item 4.     Controls and Procedures............................................................22

PART II - OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders................................22

     Item 6.     Exhibits and Reports on Form 8-K...................................................22

SIGNATURES..........................................................................................23

CERTIFICATIONS......................................................................................24

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THIRTEEN WEEKS ENDED
                                                                               ---------------------------------
                                                                                 AUGUST 4,            AUGUST 3,
                                                                                   2001                 2002
                                                                               ------------         ------------
Sales....................................................................      $    196,167         $    187,130
Cost of sales............................................................            98,480               95,320
                                                                               ------------         ------------
    Gross margin.........................................................            97,687               91,810
Selling, general and administrative expenses.............................            86,881               81,911
Depreciation and amortization............................................             5,055                4,437
                                                                               ------------         ------------
    Income (loss) from operations........................................             5,751                5,462
Interest expense, net....................................................             5,296                4,565
                                                                               ------------         ------------
    Income (loss) before income taxes....................................               455                  897
Provision (benefit) for income taxes.....................................               302                  179
                                                                               ------------         ------------
    Net income (loss)....................................................      $        153         $        718
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                               ---------------------------------
                                                                                 AUGUST 4,            AUGUST 3,
                                                                                    2001                 2002
                                                                               ------------         ------------
Sales....................................................................      $    389,416         $    374,495
Cost of sales............................................................           193,361              188,694
                                                                               ------------         ------------
    Gross margin.........................................................           196,055              185,801
Selling, general and administrative expenses.............................           176,040              166,169
Depreciation and amortization............................................             9,883                8,794
                                                                               ------------         ------------
    Income (loss) from operations........................................            10,132               10,838
Interest expense, net....................................................            10,297                8,841
                                                                               ------------         ------------
    Income (loss) before income taxes ...................................              (165)               1,997
Provision (benefit) for income taxes.....................................               164                  439
                                                                               ------------         ------------
    Net income (loss)....................................................      $       (329)        $      1,558
                                                                               ============         ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       (UNAUDITED)
                                                                                     FEBRUARY 2,        AUGUST 3,
                                                                                        2002              2002
                                                                                     -----------       -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $    49,222       $     2,443
  Accounts receivable - department stores......................................           17,505            32,517
  Other receivables............................................................           25,953            38,401
  Merchandise inventories......................................................          304,508           301,900
  Prepaid expenses and other...................................................            2,351             3,583
                                                                                     -----------       -----------
     Total current assets......................................................          399,539           378,844
                                                                                     -----------       -----------
Fixed assets:
  Equipment, fixtures and leasehold improvements...............................          119,743           124,442
  Less - accumulated depreciation and amortization.............................           47,717            54,165
                                                                                     -----------       -----------
     Fixed assets, net.........................................................           72,026            70,277
                                                                                     -----------       -----------
Deferred charges and other assets, net.........................................           20,811            21,722
Goodwill.......................................................................           91,046            91,046
                                                                                     -----------       -----------
     Total assets..............................................................      $   583,422       $   561,889
                                                                                     ===========       ===========
                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable................................................................      $     -           $    56,634
  Accounts payable - trade.....................................................          132,156            66,978
  Accrued liabilities:

     Accrued salaries and benefits.............................................           19,369            17,274
     Accrued miscellaneous taxes...............................................            6,521             6,555
     Accrued interest..........................................................            3,597             3,732
     Other.....................................................................           13,496            16,346
  Income taxes payable.........................................................           44,771            38,548
  Deferred income taxes........................................................            3,001             3,436
  Due to parent................................................................            3,294             4,178
                                                                                     -----------       -----------
     Total current liabilities.................................................          226,205           213,681
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................           13,621            14,510
                                                                                     -----------       -----------
     Total liabilities.........................................................          389,826           378,191
                                                                                     -----------       -----------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................            -                 -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................          110,525           101,003
  Accumulated other comprehensive income.......................................               96              (280)
                                                                                     -----------       -----------
     Total stockholder's equity................................................          193,596           183,698
                                                                                     -----------       -----------
     Total liabilities and stockholder's equity................................      $   583,422       $   561,889
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK                                   ACCUMULATED
                                      ----------------------   ADDITIONAL    RETAINED        OTHER         TOTAL
                                         NUMBER                 PAID- IN     EARNINGS    COMPREHENSIVE  STOCKHOLDER'S
                                        OF SHARES    AMOUNT      CAPITAL     (DEFICIT)      INCOME         EQUITY
                                      ----------   ---------    ---------    ---------     ---------     ---------
Balance, February 3, 2001                 1,000    $    --      $  82,975    $  96,448     $    --       $ 179,423
  Net income (loss)                        --           --           --         23,327          --          23,327
  Fair value of gold forward
      contracts at February 4, 2001        --           --           --           --              24            24
  Change in fair value of gold
      forward contracts                    --           --           --           --              72            72
  Dividends on common stock                --           --           --         (9,250)         --          (9,250)
                                          -----    ---------    ---------    ---------     ---------     ---------
Balance, February 2, 2002                 1,000         --         82,975      110,525            96       193,596
  Net income (loss)                        --           --           --          1,558          --           1,558
  Change in fair value of gold
      forward contracts                    --           --           --           --            (376)         (376)
  Dividends on common stock                --           --           --        (11,080)         --         (11,080)
                                          -----    ---------    ---------    ---------     ---------     ---------
Balance, August 3, 2002
   (unaudited)                            1,000    $    --      $  82,975    $ 101,003     $    (280)    $ 183,698
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                        ----------------------------
                                                                                         AUGUST 4,        AUGUST 3,
                                                                                           2001             2002
                                                                                        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $      153       $       718
  Adjustments to reconcile net income (loss) to net cash provided from operating activities:
  Depreciation and amortization..................................................            5,055             4,437
  Amortization of deferred financing costs.......................................              258               243
  Other, net.....................................................................              812               293
  Changes in operating assets and liabilities:
     Decrease in accounts and other receivables..................................            3,977             2,476
     Decrease in merchandise inventories.........................................           11,747             6,852
     (Increase) decrease in prepaid expenses and other...........................             (466)              269
     Decrease in accounts payable and accrued liabilities........................           (5,024)          (13,793)
     Decrease in due to parent...................................................             (320)             (618)
                                                                                        ----------       -----------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES..............................           16,192               877
                                                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (2,366)           (2,613)
  Deferred charges and other, net................................................             (933)           (2,520)
                                                                                        ----------       -----------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (3,299)           (5,133)
                                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          141,151           157,740
  Principal payments on revolving credit facility................................         (154,749)         (153,300)
                                                                                        ----------       -----------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES....................          (13,598)            4,440
                                                                                        ----------       -----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................             (705)              184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            2,901             2,259
                                                                                        ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    2,196       $     2,443
                                                                                        ==========       ===========

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    1,990       $     1,112
  Income taxes paid..............................................................            3,013             2,427


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                        ------------------------------
                                                                                          AUGUST 4,        AUGUST 3,
                                                                                            2001              2002
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $      (329)     $     1,558
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................             9,883            8,794
  Amortization of deferred financing costs.......................................               515              485
  Other, net.....................................................................             1,394              861
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................            (8,930)         (27,460)
     Decrease in merchandise inventories.........................................             9,403            2,608
     Increase in prepaid expenses and other......................................            (1,237)          (1,232)
     Decrease in accounts payable and accrued liabilities........................          (102,526)         (70,041)
     Decrease in due to parent...................................................            (4,469)         (10,196)
                                                                                        -----------      -----------
        NET CASH USED IN OPERATING ACTIVITIES....................................           (96,296)         (94,623)
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................            (6,223)          (5,516)
  Deferred charges and other.....................................................            (3,101)          (3,274)
                                                                                        -----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES....................................            (9,324)          (8,790)
                                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................           370,769          287,979
  Principal payments on revolving credit facility................................          (294,202)        (231,345)
                                                                                        ----------       -----------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................            76,567           56,634
                                                                                        ----------       -----------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (29,053)          (46,779)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           31,249            49,222
                                                                                        ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    2,196       $     2,443
                                                                                        ==========       ===========

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    9,628       $     8,222

  Income taxes paid..............................................................           11,869             5,908


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of August 3, 2002, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2002 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the thirteen and twenty-six weeks ended August 3, 2002, the gain/loss on open futures contracts was not material. At February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold totaling 17,500 fine troy ounces, valued at $4.8 million. At August 3, 2002, Finlay Jewelry had several open positions in gold futures contracts totaling 35,500 fine troy ounces, valued at $10.8 million.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry designated its derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The gain recorded in accumulated other comprehensive income of $96,000, net of tax, was reclassified into earnings during 2002. At August 3, 2002, the fair value of the gold forward contracts resulted in the recognition of a liability of $470,900. The loss recorded in accumulated other comprehensive income of $280,000, net of tax, will be reclassified into earnings during the remainder of 2002.

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

     COMPREHENSIVE INCOME: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. For 2001 and 2002, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts. For the thirteen weeks ended August 4, 2001 the comprehensive income was $0.3 million and $0.4 million, respectively. For the twenty-six weeks ended August 4, 2001 the comprehensive loss was $0.2 million and the comprehensive income for the twenty-six weeks ended August 3, 2002 was $1.2 million.

     GOODWILL: In 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for acquired goodwill and other intangibles and supersedes APB No. 17, Intangible Assets. The accounting standard requires that goodwill no longer be amortized over its estimated useful life, but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Amortization of goodwill was discontinued as of February 3, 2002. During the first quarter of 2002, an impairment test was performed and Finlay Jewelry determined that there was no impairment of goodwill and there have been no events in the second quarter which would indicate that an impairment has occurred.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following is a reconciliation of reported Net income (loss) adjusted to reflect the impact of the discontinuance of goodwill amortization for the thirteen weeks and twenty-six weeks ended August 4, 2001. Finlay Jewelry's actual Net income (loss) for the thirteen weeks and twenty-six weeks ended August 3, 2002 is shown for comparative purposes.

                                                            THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                       -------------------------------     ------------------------------
                                                        AUGUST 4,         AUGUST 3,          AUGUST 4,        AUGUST 3,
                                                          2001              2002              2001             2002
                                                       ----------         ----------       -----------        ---------
                                                                                (IN THOUSANDS)
NET INCOME (LOSS):
Reported net income (loss) ..........................  $      153         $      718       $      (329)       $   1,558
Add: Goodwill amortization ..........................         939               -                1,878            -
Less: Tax impact of deductible goodwill .............         (80)              -                 (160)           -
                                                       ----------         ----------       -----------        ---------
Adjusted net income (loss) ..........................  $    1,012         $      718       $     1,389        $   1,558
                                                       ==========         ==========       ===========        =========

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

NOTE 4 - SHORT AND LONG-TERM DEBT

     Finlay's revolving credit agreement (the "Revolving Credit Agreement"), which expires in March 2003, provides Finlay with a senior secured revolving line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay has begun the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility.

     The Holding Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indentures relating to the Senior Debentures and Senior Notes are collectively referred to as the "Senior Indentures".

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                  (UNAUDITED)
                                                                            FEBRUARY 2,             AUGUST 3,
                                                                               2002                   2002
                                                                           ------------           ------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    314,473           $    312,781
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             9,965                 10,881
                                                                           ------------           ------------
                                                                           $    304,508           $    301,900
                                                                           ============           ============

     The LIFO method had the effect of decreasing income before income taxes for the thirteen weeks ended August 4, 2001 and August 3, 2002 by $803,000 and $716,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended August 4, 2001 and August 3, 2002 was to increase the loss before income taxes by $994,000 and decrease the income before income taxes by $916,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $359,729,000 and $348,157,000 at February 2, 2002 and August 3, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on September 30, 2002. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, at August 3, 2002, Finlay Jewelry was limited by the Senior Indentures to a consignment total of $37.0 million worth of gold. During August 2002, Finlay obtained the requisite approvals from holders of the Senior Notes and Senior Debentures to increase the consignment limit from $37.0 million to $50.0 million worth of gold. At August 3, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,242 fine troy ounces, valued at approximately $36.9 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS

     Finlay conducts all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Contingent fees, as represented in the table below, are not guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                   -------------------------------       ------------------------------
                                     AUGUST 4,          AUGUST 3,          AUGUST 4,         AUGUST 3,
                                       2001               2002               2001               2002
                                   ------------       ------------       ------------      ------------
                                                               (IN THOUSANDS)
     Minimum fees..............    $      2,143       $        633       $      4,075      $      1,273
     Contingent fees...........          30,101             30,256             60,103            60,659
                                   ------------       ------------       ------------      ------------
       Total...................    $     32,244       $     30,889       $     64,178      $     61,932
                                   ============       ============       ============      ============

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

of foreign exchange losses and other close-down costs. As of February 2, 2002, Finlay Jewelry's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of approximately $26.0 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments.

NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000 and 2001, the Holding Company repurchased 599,330 shares for approximately $5,367,000. During the first half of fiscal 2002, the Holding Company repurchased an additional 577,562 shares for $6,515,000, including (i) the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay and (ii) the repurchase of an aggregate 50,000 shares for $712,500 from a partnership and a trust affiliated with a director of Finlay and certain other persons affiliated therewith.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for both of the thirteen week and twenty-six week periods ended August 4, 2001 and August 3, 2002 totaled approximately $78,000 and $153,000, respectively.

NOTE 9 - STORE GROUP CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the first half of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first half of 2002, sales were reduced by approximately $23.0 million compared to the first half of 2001 as a result of the closings of Stern's, Liberty House and another smaller host store.

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

     Certain of Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements. Finlay believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of Finlay Jewelry's financial condition and results and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as options or forwards, to hedge against the risk of gold price fluctuations. In 2001, Finlay adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on Finlay Jewelry's financial condition, results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 3, 2002.

     REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

     COVENANT REQUIREMENTS

     Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the twenty-six weeks ended August 3, 2002, Finlay was in compliance with all of its covenants. Should Finlay's results of operations significantly erode, Finlay may not be in compliance with its covenants. Although management believes that Finlay would be able to obtain a waiver or amendment, if required, in the event that Finlay is unable to obtain such waiver or amendment, the outstanding balances could become due immediately.

EFFECT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Finlay Jewelry adopted this pronouncement in 2002 and has determined that there was no impairment of goodwill as of February 3, 2002. Finlay Jewelry's annual goodwill amortization in 2001 totaled $3.7 million.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections". This statement amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the provisions provide that gains and losses from debt-extinguishment are not automatically shown as an extraordinary item on a company's statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                 AUGUST 4,        AUGUST 3,       AUGUST 4,         AUGUST 3,
                                                                    2001             2002            2001              2002
                                                                 -----------      -----------     -----------       -----------
Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         50.2             50.9            49.7              50.4
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         49.8             49.1            50.3              49.6
Selling, general and administrative expenses...............         44.3             43.8            45.2              44.4
Depreciation and amortization..............................          2.6              2.4             2.5               2.3
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................          2.9              2.9             2.6               2.9
Interest expense, net......................................          2.7              2.4             2.6               2.4
                                                                 -----------      -----------     -----------       -----------
    Income (loss) before income taxes......................          0.2              0.5             -                 0.5
Provision (benefit) for income taxes.......................          0.1              0.1             -                 0.1
                                                                 -----------      -----------     -----------       -----------
    Net income (loss)......................................          0.1%             0.4%            - %               0.4%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED AUGUST 3, 2002 COMPARED WITH THIRTEEN WEEKS ENDED AUGUST 4, 2001

     SALES. Sales for the thirteen weeks ended August 3, 2002, decreased $9.0 million, or 4.6%, over the comparable period in 2001. Comparable department sales (departments open for the same months during comparable periods) increased 0.3%. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $11.0 million of sales in the second quarter of 2001, offset by the net effect of new store openings and closings.

     During the thirteen weeks ended August 3, 2002, Finlay opened two departments and closed five departments. The openings and closings were all within existing store groups.

     With the continuing weak retail environment, Finlay Jewelry experienced softer than anticipated sales trends in the month of August.

     GROSS MARGIN. Gross margin for the period decreased by $5.9 million in 2002 compared to 2001, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.7%, primarily reflecting a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $5.0 million, or 5.7%, due primarily to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales. As a percentage of sales, SG&A decreased 0.5% due to Finlay Jewelry's continued focus on appropriate expense reductions, specifically relating to payroll and other expenses. Included in the 2001 period were charges of approximately $0.9 million relating to the closure of a host store group.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $0.6 million, which reflects the discontinuance of goodwill amortization of approximately $0.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.7 million primarily due to a lower weighted average interest rate (6.9% for the 2002 period compared to 7.4% for the comparable period in 2001) and a decrease in average borrowings ($221.8 million for the period in 2002 compared to $246.2 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $0.7 million for the 2002 period was $0.6 million higher as compared to the net income in the prior period as a result of the factors discussed above.

TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED WITH TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

     SALES. Sales for the twenty-six weeks ended August 3, 2002 decreased $14.9 million, or 3.8%, over the comparable period in 2001. Comparable department sales increased 1.2%. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $23.0 of sales in the first half of 2001, offset by the net effect of new store openings and closings.

     During the twenty-six weeks ended August 3, 2002, Finlay opened eight departments and closed 13 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $10.3 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.7% due to management's continued efforts to increase market penetration and market share through its pricing strategy, as well as a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A decreased $9.9 million, or 5.6%, due primarily to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 0.8% due to (i) a charge of $0.4 million relating to the consolidation of a host store group in 2002 compared to a charge of $1.0 million relating to the closure of a host store group in 2001, (ii) a decrease in gross advertising expenditures and (iii) the leverage generated through higher than planned sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.1 million, reflecting the discontinuance of goodwill amortization of $1.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $1.5 million primarily due to a lower weighted average interest rate (7.2% for the 2002 period compared to 7.7% for the comparable period in 2001) and a decrease in average borrowings ($205.4 million for the period in 2002 compared to $231.0 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $1.6 million for the 2002 period was $1.9 million higher than the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended August 4, 2001 and August 3, 2002, capital expenditures totaled $6.2 million and $5.5 million, respectively. For 2001, capital expenditures totaled $13.9 million and for 2002 are estimated to be approximately $12.0 to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. Finlay Jewelry's working capital balance was $165.2 million at August 3, 2002, a decrease of $8.2 million from February 2, 2002. The decrease resulted primarily from the impact of the interim net income (exclusive of depreciation and amortization), capital expenditures, additions to deferred charges and distributions to the Holding Company.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, Finlay's lease agreements provide for accelerated payments during the months of November and December, which require most host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $13.0 million, or 4.1%, as compared to August 4, 2001, as a result of the closing of three host store groups and a continued monitoring of inventory levels. The reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

     The Revolving Credit Agreement, which expires in March 2003, provides Finlay with a line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay has begun the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option,
(i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at August 3, 2002 were $56.6 million, compared to a zero balance at February 2, 2002 and $76.6 million at August 4, 2001. The average amounts outstanding under the Revolving Credit Agreement were $81.0 million and $55.4 million for the twenty-six weeks ended August 4, 2001 and August 3, 2002, respectively. The maximum amount outstanding for the twenty-six weeks ended August 3, 2002 was $88.9 million, at which point the unused excess availability was $127.4 million, excluding the acquisition facility.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. As of August 3, 2002, $348.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $370.1 million at August 4, 2001.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of August 3, 2002, Finlay Jewelry's outstanding borrowings were $206.6 million, which included a $150.0 million balance under the Senior Notes and a $56.6 million balance under the Revolving Credit Agreement. At August 3, 2002, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement and the Senior Indentures.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on September 30, 2002. The Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Although the gold consignor has increased the limit to the lesser of
(i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, at August 3, 2002, Finlay Jewelry was limited by the Senior Indentures to a consignment total of $37.0 million worth of gold. During August 2002, Finlay obtained the requisite approvals from holders of the Senior Notes and Senior Debentures to increase the consignment limit from $37.0 million to $50.0 million worth of gold. Finlay Jewelry is currently in the process of amending and extending the Gold ConsignmentAgreement, however there are no assurances that this will be completed. At August 3, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,242 fine troy ounces, valued at approximately $36.9 million. The average amount outstanding under the Gold Consignment Agreement was $33.3 million in 2001. At August 3, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of August 3, 2002 (dollars in thousands):



                                                PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
                                    -----       ----------------    -----------   -----------    -------------
Senior Notes (due 2008) (1)....   $  150,000       $  -                $  -        $   -          $  150,000
Operating leases (2)...........       19,346          3,263               6,481        6,407           3,195
                                  ----------       --------            --------    ---------      ----------
Total .........................   $  169,346       $  3,263            $  6,481    $   6,407      $  153,195
                                  ==========       ========            ========    =========      ==========

----------------------------
(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to the Consolidated Financial Statements.

(2) Represents future minimum payments under noncancellable operating leases as of February 2, 2002.

                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
 OTHER COMMERCIAL                 ----------------------------------------------------------------------------
   COMMITMENTS                      TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
                                  ---------     ----------------    -----------   -----------    -------------
Revolving Credit
    Agreement (due 2003) (1)...   $   56,634       $   56,634          $    -      $  -           $   -
Gold Consignment
   Agreement (due 2002)........       36,900           36,900               -         -               -
Letters of credit..............        4,250            2,000               2,250     -               -
                                  ----------       ----------          ----------  --------       ---------
Total .........................   $   97,784       $   95,534          $    2,250  $  -           $   -
                                  ==========       ==========          ==========  ========       =========

----------------------------
(1) The outstanding balance on the Revolving Credit Agreement at September 10, 2002 was $87.1 million.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $9.6 million and $8.2 million for the twenty-six week periods August 4, 2001 and August 3, 2002, respectively.

     In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002, under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. To date, the Holding Company has repurchased 1,176,892 shares for $11.9 million.

     In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At August 3, 2002, a total of approximately $22.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the twenty-six weeks ended August 3, 2002, the gain or loss on open futures contracts was not material. At August 3, 2002, Finlay Jewelry had several open positions in futures contracts for gold. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $0.9 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first half of 2002, sales were reduced by approximately $23.0 million compared to the first half of 2001 as a result of the department closings of Stern's, Liberty House and another smaller host store group.

     During 1998, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, Finlay Jewelry's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of approximately $26.0 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $10.8 million at August 3, 2002, which expire during 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Not applicable.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 2002, the Holding Company and Finlay Jewelry commenced a consent solicitation with respect to the Holding Company's 9% Senior Debentures due 2008 (the "Debentures") and Finlay Jewelry's 8 3/8% Senior Notes due 2008 (the "Notes") for approval of proposed amendments to certain provisions of the indentures under which the Debentures and Notes were issued (the "Indentures"); the amendments, as proposed, would modify the consignment dollar limit in respect of Finlay Jewelry's gold consignment agreement. Holders of 56.71% of the aggregate principal amount of the outstanding Debentures and 71.44% of the aggregate principal amount of the outstanding Notes consented to such amendments and, accordingly, the Indentures were modified by supplemental indentures dated as of August 8, 2002 (copy of the supplemental indenture for the Notes is filed as an exhibit hereto).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

        2         Not applicable.

        3         Not applicable.

      4.1 First Supplemental Indenture dated as of August 8, 2002 among Finlay Jewelry and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

       10         Not applicable.

       11         Not applicable.

       15         Not applicable.

       18         Not applicable.

       19         Not applicable.

       22         Not applicable.

       23         Not applicable.

       24         Not applicable.

     99.1 Certification of principal executive officer and principal financial officer pursuant to the Sarbanes-Oxley Act of 2002,
                  Section 906.

     B.   REPORTS ON FORM 8-K

     On June 21, 2002, Finlay Jewelry filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting that the Board of Directors of Finlay Jewelry had decided not to reengage Arthur Andersen LLP and engaged Deloitte & Touche LLP as its new independent accountants for fiscal year 2002.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002              FINLAY FINE JEWELRY CORPORATION

                                      By: /s/ Bruce E. Zurlnick
                                          --------------------------------------
                                          Bruce E. Zurlnick
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)

                                 CERTIFICATIONS

I, Arthur E. Reiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Fine Jewelry Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                              /s/ Arthur E. Reiner
                                              --------------------
                                              Arthur E. Reiner
                                              Chairman, President and Chief
                                              Executive Officer

I, Bruce E. Zurlnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Fine Jewelry Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                              /s/ Bruce E. Zurlnick
                                              ---------------------
                                              Bruce E. Zurlnick
                                              Senior Vice President,
                                              Treasurer and Chief Financial
                                              Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Quarterly Report on Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Exchange Act Rules 13a-14 and 15d-14.