Form 10-Q
period 2002-11-02
FINLAY FINE JEWELRY CORP
filed 2002-12-13
CIK 898684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 2, 2002
                                              ----------------

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ---------

                        Commission File Number: 33-59380


                         FINLAY FINE JEWELRY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                               13-3287757
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


           529 Fifth Avenue, New York, NY                  10017
      ---------------------------------------            ----------
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
                                     Yes X *                  No
                                        -------                  ------

As of December 11, 2002, there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

                                      INDEX


                                                                                               PAGE(S)
                                                                                               -------
PART I - FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001.......................1

              Consolidated Balance Sheets as of November 2, 2002 and
              February 2, 2002....................................................................3

              Consolidated Statements of Changes in Stockholder's Equity for the year ended February 2, 2002 and thirty-nine weeks ended November 2, 2002.................4

              Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001.......................5

              Notes to Consolidated Financial Statements..........................................7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................13

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................21

   Item 4.    Controls and Procedures............................................................22


PART II - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...................................................22

SIGNATURES.......................................................................................24

CERTIFICATIONS...................................................................................25

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ---------------------------------

                                                                                NOVEMBER 2,         NOVEMBER 3,
                                                                                    2002               2001
                                                                               ------------        ------------
Sales....................................................................      $  168,359            $ 175,292
Cost of sales............................................................          84,202               87,680
                                                                               ------------         -----------
    Gross margin.........................................................          84,157               87,612
Selling, general and administrative expenses.............................          78,850               80,789
Depreciation and amortization............................................           4,387                5,070
                                                                               ------------         -----------
    Income (loss) from operations........................................             920                1,753
Interest expense, net....................................................           4,621                5,124
                                                                               ------------         -----------
    Income (loss) before income taxes....................................          (3,701)              (3,371)
Provision (benefit) for income taxes.....................................          (1,684)              (1,248)
                                                                               ------------         -----------
    Net income (loss)....................................................      $   (2,017)          $   (2,123)
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                               -----------------------------------
                                                                                 NOVEMBER 2,          NOVEMBER 3,
                                                                                    2002                 2001
                                                                               ---------------      --------------
Sales....................................................................      $    542,854         $    564,708
Cost of sales............................................................           272,896              281,041
                                                                               ---------------      ---------------
    Gross margin.........................................................           269,958              283,667
Selling, general and administrative expenses.............................           245,019              256,829
Depreciation and amortization............................................            13,181               14,953
                                                                               ---------------      ---------------
    Income (loss) from operations........................................            11,758               11,885
Interest expense, net....................................................            13,462               15,421
                                                                               ---------------      ---------------
    Income (loss) before income taxes ...................................            (1,704)              (3,536)
Provision (benefit) for income taxes.....................................            (1,245)              (1,084)
                                                                               ---------------      ---------------
    Net income (loss)....................................................      $       (459)        $     (2,452)
                                                                               ===============      ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      NOVEMBER 2,       FEBRUARY 2,
                                                                                         2002              2002
                                                                                     -------------     -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $     1,525       $    49,222
  Accounts receivable - department stores......................................           34,443            17,505
  Other receivables............................................................           40,781            25,953
  Merchandise inventories......................................................          326,510           304,508
  Prepaid expenses and other...................................................            4,040             2,351
                                                                                     -------------     --------------
     Total current assets......................................................          407,299           399,539
                                                                                     -------------     --------------
Fixed assets:
  Equipment, fixtures and leasehold improvements...............................          127,227           119,743
  Less - accumulated depreciation and amortization.............................           57,680            47,717
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           69,547            72,026
                                                                                     -------------     --------------
Deferred charges and other assets, net.........................................           20,736            20,811
Goodwill.......................................................................           91,046            91,046
                                                                                     -------------     --------------
     Total assets..............................................................      $   588,628       $   583,422
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable................................................................      $    82,152       $     -
  Accounts payable - trade.....................................................           77,976           132,156
  Accrued liabilities:
     Accrued salaries and benefits.............................................           19,557            19,369
     Accrued miscellaneous taxes...............................................            5,465             6,521
     Accrued interest..........................................................              679             3,597
     Other.....................................................................           14,433            13,496
  Income taxes payable.........................................................           35,917            44,771
  Deferred income taxes........................................................            3,734             3,001
  Due to parent................................................................            3,152             3,294
                                                                                     -------------     --------------
     Total current liabilities.................................................          243,065           226,205
Long-term debt.................................................................          150,000           150,000
Other non-current liabilities..................................................           15,849            13,621
                                                                                     -------------     --------------
     Total liabilities.........................................................          408,914           389,826
                                                                                     -------------     --------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................            -                  -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................           96,703           110,525
  Accumulated other comprehensive income.......................................               36                96
                                                                                     -------------     --------------
     Total stockholder's equity................................................          179,714           193,596
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   588,628       $   583,422
                                                                                     =============     ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                           COMMON STOCK                                  ACCUMULATED
                                          --------------      ADDITIONAL    RETAINED        OTHER           TOTAL
                                         NUMBER                PAID- IN     EARNINGS    COMPREHENSIVE   STOCKHOLDER'S
                                        OF SHARES    AMOUNT     CAPITAL     (DEFICIT)      INCOME          EQUITY
                                       -----------  --------  ----------- ------------ ---------------  -------------
Balance, February 3, 2001........        1,000   $     -      $  82,975    $ 96,448     $       -         $  179,423
  Net income (loss)..............          -           -           -         23,327             -             23,327
  Fair value of gold forward
      contracts at February 4, 2001        -           -           -            -              24                 24
  Change in fair value of gold
      forward contracts..........          -           -           -            -              72                 72
  Dividends on common stock......          -           -           -         (9,250)            -             (9,250)
                                       -----------  --------  ----------- ------------ ---------------  -------------
Balance, February 2, 2002........        1,000         -         82,975     110,525            96            193,596
  Net income (loss)..............          -           -           -           (459)            -               (459)
  Change in fair value of gold
      forward contracts..........          -           -           -            -             (60)               (60)
  Dividends on common stock......          -           -           -        (13,363)            -            (13,363)
                                       -----------  --------  ----------- ------------ ---------------  -------------
Balance, November 2, 2002........        1,000    $    -      $  82,975    $ 96,703     $      36         $  179,714
                                       ===========  ========  =========== ============ ===============  =============






        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             THIRTEEN WEEKS ENDED
                                                                                        ------------------------------
                                                                                         NOVEMBER 2,      NOVEMBER 3,
                                                                                            2002              2001
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (2,017)      $     (2,123)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            4,387              5,070
  Amortization of deferred financing costs.......................................              242                257
  Other, net.....................................................................            1,611                801
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (4,306)            (5,964)
     Increase in merchandise inventories.........................................          (24,610)           (17,247)
     (Increase) decrease in prepaid expenses and other...........................             (457)               196
     Increase in accounts payable and accrued liabilities........................            4,892              2,922
     Increase (decrease) in due to parent........................................               66             (1,945)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................          (20,192)           (18,033)
                                                                                        ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (2,684)            (3,471)
  Deferred charges and other, net................................................                2               (525)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (2,682)            (3,996)
                                                                                        ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          156,645            155,073
  Principal payments on revolving credit facility................................         (131,127)          (129,837)
  Capitalized financing costs....................................................             (187)              -
  Payment of dividends...........................................................           (3,375)            (3,375)
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           21,956             21,861
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................             (918)              (168)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            2,443              2,196
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    1,525       $      2,028
                                                                                        ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    7,383      $       7,914
  Income taxes paid..............................................................            2,600                242


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                        ------------------------------
                                                                                         NOVEMBER 2,      NOVEMBER 3,
                                                                                            2002             2001
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $     (459)     $     (2,452)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................           13,181            14,953
  Amortization of deferred financing costs.......................................              727               772
  Other, net.....................................................................            2,472             2,195
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................          (31,766)          (14,894)
     Increase in merchandise inventories.........................................          (22,002)           (7,844)
     Increase in prepaid expenses and other......................................           (1,689)           (1,041)
     Decrease in accounts payable and accrued liabilities........................          (65,149)          (99,604)
     Decrease in due to parent...................................................           (6,274)           (2,558)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (110,959)         (110,473)
                                                                                        ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (8,200)           (9,694)
  Deferred charges and other.....................................................           (3,272)           (3,626)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................          (11,472)          (13,320)
                                                                                        ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          444,624           525,842
  Principal payments on revolving credit facility................................         (362,472)         (424,039)
  Capitalized financing costs....................................................             (187)            -
  Payment of dividends...........................................................           (7,231)           (7,231)
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           74,734            94,572
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (47,697)          (29,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           49,222            31,249
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    1,525        $    2,028
                                                                                        ============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   17,011        $   17,542
  Income taxes paid..............................................................            8,508            12,111

        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of November 2, 2002, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2002 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. At November 2, 2002, Finlay Jewelry had several open positions in gold futures contracts totaling 36,500 fine troy ounces, valued at $11.6 million. At February 2, 2002, Finlay Jewelry had several open positions in gold futures contracts totaling 17,500 fine troy ounces, valued at $4.8 million.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry designated its derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The gain recorded in accumulated other comprehensive income of $96,000, net of tax, was reclassified into earnings during 2002. At November 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $60,300. The gain recorded in accumulated other comprehensive income of $36,000, net of tax, will be reclassified into earnings during the remainder of 2002.

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

     COMPREHENSIVE INCOME: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. For 2002 and 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts. For the thirteen weeks ended November 2, 2002 and November 3, 2001, the comprehensive loss was $1.7 million and $1.9 million, respectively. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, the comprehensive loss was $0.5 million and $2.1 million, respectively.

     GOODWILL: In 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for acquired goodwill and other intangibles and supersedes APB No. 17, Intangible Assets. The accounting standard requires that goodwill no longer be amortized over its estimated useful life, but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Amortization of goodwill was discontinued as of February 3, 2002. During the first quarter of 2002, an impairment test was performed and Finlay Jewelry determined that there was no impairment of goodwill. Further, there have been no events since the first quarter of 2002 which would indicate that an impairment has occurred.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following is a reconciliation of reported Net income (loss) adjusted to reflect the impact of the discontinuance of goodwill amortization for the thirteen weeks and thirty-nine weeks ended November 3, 2001. Finlay Jewelry's actual Net income (loss) for the thirteen weeks and thirty-nine weeks ended November 2, 2002 is shown for comparative purposes.

                                                            THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                       -------------------------------     -------------------------------
                                                        NOVEMBER 2,       NOVEMBER 3,        NOVEMBER 2,     NOVEMBER 3,
                                                           2002              2001              2002              2001
                                                       -------------     -------------     --------------    -------------
                                                                                 (IN THOUSANDS)
NET INCOME (LOSS):
Reported net income (loss) ..........................  $   (2,017)       $   (2,123)       $   (459)         $  (2,452)
Add: Goodwill amortization ........................             -               939               -              2,817
Less: Tax impact of deductible goodwill .............           -                80               -               (240)
                                                       -------------     -------------     --------------    -------------
Adjusted net income (loss) ..........................  $   (2,017)       $   (1,264)       $   (459)         $     125
                                                       =============     =============     ==============    =============

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

NOTE 4 - SHORT AND LONG-TERM DEBT

      Finlay's revolving credit agreement (the "Revolving Credit Agreement"), which expires in March 2003, provides Finlay with a senior secured revolving line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay is in the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility.

     The Holding Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 8 3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indentures relating to the Senior Debentures and Senior Notes are collectively referred to as the "Senior Indentures".

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                            NOVEMBER 2,             FEBRUARY 2,
                                                                               2002                    2002
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (first-in, first-out ("FIFO") basis)..........................     $      337,979         $     314,473
   Less:  Excess of FIFO cost over LIFO
       inventory value...............................................             11,469                 9,965
                                                                          ----------------       ------------------
                                                                          $      326,510          $    304,508
                                                                          ================       ==================

      The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended November 2, 2002 and November 3, 2001 by $589,000 and $989,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was to increase the loss before income taxes by $1,505,000 and $1,983,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,209,000 and $359,729,000 at November 2, 2002 and
February 2, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement") which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this arrangement is terminated or not renewed at the maturity date, Finlay Jewelry would be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. At November 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,600 fine troy ounces, valued at approximately $38.5 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                   ---------------------------------     ---------------------------------
                                    NOVEMBER 2,        NOVEMBER 3,        NOVEMBER 2,       NOVEMBER 3,
                                        2002              2001               2002               2001
                                   ---------------    --------------     --------------    ---------------
                                                               (IN THOUSANDS)
     Minimum fees..............    $        603       $      1,885       $      1,876      $      5,960
     Contingent fees...........          27,354             26,879             88,013            86,982
                                   ---------------    --------------     --------------    ---------------
       Total...................    $     27,957       $     28,764       $     89,889      $     92,942
                                   ===============    ==============     ==============    ===============

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

NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

         On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000 and 2001, the Holding Company repurchased a total of 599,330 shares for approximately $5,367,000. For the thirty-nine weeks ended November 2, 2002, the Holding Company repurchased an additional 595,962 shares for $6,744,000, including (i) the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay and (ii) the repurchase of an aggregate 50,000 shares for $712,500 from a partnership and a trust affiliated with a director of Finlay and certain other persons affiliated therewith.

       On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for both of the thirteen week and thirty-nine week periods ended November 2, 2002 and November 3, 2001 totaled $76,000 and $229,000, respectively.

NOTE 9 - STORE GROUP CLOSINGS

         On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the first half of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the thirty-nine weeks ended November 2, 2002, sales were reduced by approximately $28.3 million compared to the prior year as a result of the closings of Stern's, Liberty House and another smaller host store group.

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

      Certain of Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements. Finlay believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of Finlay Jewelry's financial condition and results and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as forwards, to hedge against the risk of gold price fluctuations. In 2001, Finlay adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on Finlay Jewelry's financial condition, results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002.

     REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

    COVENANT REQUIREMENTS

     Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended November 2, 2002, Finlay was in compliance with all of its covenants.

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

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA

                                                            THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                       --------------------------------       -------------------------------
                                                        NOVEMBER 2,        NOVEMBER 3,         NOVEMBER 2,        NOVEMBER 3,
                                                           2002               2001                2002               2001
                                                       -------------      -------------       -------------      ------------
Sales............................................        100.0%             100.0%              100.0%             100.0%
Cost of sales....................................         50.0               50.0                50.3               49.8
                                                       -------------      -------------       -------------      ------------
    Gross margin.................................         50.0               50.0                49.7               50.2
Selling, general and administrative expenses.....         46.8               46.1                45.1               45.5
Depreciation and amortization....................          2.6                2.9                 2.4                2.6
                                                       -------------      -------------       -------------      ------------
    Income (loss) from operations................          0.6                1.0                 2.2                2.1
Interest expense, net............................          2.7                2.9                 2.5                2.7
                                                       -------------      -------------       -------------      ------------
    Income (loss) before income taxes............         (2.1)              (1.9)               (0.3)              (0.6)
Provision (benefit) for income taxes.............         (1.0)              (0.7)               (0.2)              (0.2)
                                                       -------------      -------------       -------------      ------------
    Net income (loss)............................         (1.1)%             (1.2)%              (0.1)%             (0.4)%
                                                       =============      =============       =============      ============

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 3, 2001

     SALES. Sales for the thirteen weeks ended November 2, 2002, decreased $6.9 million, or 4.0%, over the comparable period in 2001. Comparable department sales (departments open for the same months during comparable periods) decreased 1.6%. Management attributes this decrease in sales primarily due to the 2001 closing of two host store groups, which contributed approximately $5.0 million of sales in the third quarter of 2001, and general softening in the retail environment, offset by the net effect of new store openings and closings.

     During the thirteen weeks ended November 2, 2002, Finlay opened 12 departments and had no closings. The openings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $3.5 million in 2002 compared to 2001, primarily as a result of the sales decrease. As a percentage of sales, gross margin was the same as the prior year period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $1.9 million, or 2.4%, due primarily to lease fees associated with the decrease in Finlay Jewelry's sales and reduced advertising expenditures. As a percentage of sales, SG&A increased 0.7% due to the negative impact of payroll and other expenses on the lower sales volume.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $0.7 million, which reflects the discontinuance of goodwill amortization of approximately $0.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.5 million primarily due to a lower weighted average interest rate (6.8% for the 2002 period compared to 7.0% for the comparable period in 2001)
and a decrease in average borrowings ($230.9 million for the period in 2002 compared to $247.4 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5% adjusted for certain prior year income tax provisions no longer required and non-deductible goodwill amortization in 2001.

     NET INCOME (LOSS). The net loss of $2.0 million for the 2002 period was $0.1 million lower as compared to the net loss in the prior period as a result of the factors discussed above.


THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED WITH THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

     SALES. Sales for the thirty-nine weeks ended November 2, 2002 decreased $21.9 million, or 3.9%, over the comparable period in 2001. Comparable department sales increased 0.3%, which management attributes to the general softening in the retail environment during 2002. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $28.3 of sales in the thirty-nine weeks ended November 3, 2001 offset by the net effect of new store openings and closings.

     During the thirty-nine weeks ended November 2, 2002, Finlay opened 20 departments and closed 13 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $13.7 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.5% due to management's continued efforts to increase market penetration and market share through its pricing strategy, as well as a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A decreased $11.8 million, or 4.6%, due primarily to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales, in addition to reduced advertising expenditures. SG&A as a percentage of sales decreased by 0.4%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.8 million, reflecting the discontinuance of goodwill amortization of $2.8 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $2.0 million primarily due to a lower weighted average interest rate (7.0% for the 2002 period compared to 7.5% for the comparable period in 2001) and a decrease in average borrowings ($213.9 million for the period in 2002 compared to $236.5 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5% adjusted for certain prior year income tax provisions no longer required and non-deductible goodwill amortization in 2001.

     NET INCOME (LOSS). The net loss of $0.5 million for the 2002 period was $2.0 million lower than the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, capital expenditures totaled $8.2 million and $9.7 million, respectively. For 2002, capital expenditures are estimated to be approximately $12.0 million and for 2001 totaled $13.9 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot assure the collection of the sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Finlay Jewelry's working capital balance was $164.2 million at November 2, 2002, a decrease of $9.1 million from February 2, 2002. The decrease resulted primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures, additions to deferred charges and the payment of dividends to the Holding Company.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $5.6 million, or 1.7%, as compared to November 3, 2001, as a result of the closing of two host store groups and a continued monitoring of inventory levels. During 2002, the reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

     The Revolving Credit Agreement, which expires in March 2003, provides Finlay with a line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay is in the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 2, 2002 were $82.2 million, compared to a zero balance at February 2, 2002 and $101.8 million at November 3, 2001. The average amounts outstanding under the Revolving Credit Agreement were $63.9 million and $86.5 million for the thirty-nine weeks ended

November 2, 2002 and November 3, 2001, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 2, 2002 was $99.8 million, at which point the unused excess availability was $118.0 million, excluding the acquisition facility.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. As of November 2, 2002, $381.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $394.1 million at November 3, 2001.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 2, 2002, Finlay Jewelry's outstanding borrowings were $232.2 million, which included a $150.0 million balance under the Senior Notes and an $82.2 million balance under the Revolving Credit Agreement. At November 2, 2002, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement and the Senior Indentures.

     Finlay Jewelry is party to the Gold Consignment Agreement which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this arrangement is terminated or not renewed at the maturity date, Finlay Jewelry would be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. At November 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,600 fine troy ounces, valued at approximately $38.5 million. The average amount outstanding under the Gold Consignment Agreement was $36.7 million for the thirty-nine weeks ended November 2, 2002. At November 2, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of November 2, 2002 (dollars in thousands):

                                                            PAYMENTS DUE BY PERIOD
                               ----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS            TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
-------------------------------  ---------    ------------------  -------------  --------------  ----------------
Senior Notes (due 2008) (1)...   $ 150,000      $         -       $        -      $        -       $  150,000
Operating leases (2)..........      19,346             3,263             6,481           6,407          3,195
                                 ---------    ------------------  -------------  -------------   ---------------
Total.........................   $ 169,346      $      3,263      $      6,481    $      6,407     $  153,195
                                 =========    ==================  =============  ==============  ===============

------------------
(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to Consolidated Financial Statements.

(2) Represents future minimum payments under noncancellable operating leases as of February 2, 2002.

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL               ----------------------------------------------------------------------------------
COMMITMENTS                        TOTAL       LESS THAN 1 YEAR     1 - 3 YEARS    4 - 5  YEARS   AFTER 5 YEARS
-------------------------------  ---------    ------------------  -------------  --------------  ----------------
Revolving Credit
  Agreement (due 2003) (1)..     $ 82,152         $ 82,152         $       -        $     -         $       -
Gold Consignment
  Agreement (due 2005).......      38,535              -                38,535            -                 -
Letters of credit.............      7,250            2,000               5,250            -                 -
                                 ---------    ------------------  -------------  -------------   ---------------
Total.........................   $127,937         $ 84,152         $    43,785       $    -         $       -
                                 =========    ==================  =============  ==============  ===============

------------------
(1) The outstanding balance on the Revolving Credit Agreement at December 9, 2002 was $80.7 million.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $17.0 million and $17.5 million for the thirty-nine week periods ended November 2, 2002 and November 3, 2001, respectively.

     In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003, under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. From the inception of the program through November 2, 2002, the Holding Company has repurchased 1,195,292 shares for $12.1 million.

     In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At November 2, 2002, a total of approximately $22.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At November 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $0.9 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the thirty-nine weeks ended November 2, 2002, sales were reduced by approximately $28.3 million compared to the prior year as a result of the department closings of Stern's, Liberty House and another smaller host store group.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the impact of any host store bankruptcy, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's continuation of its Gold Consignment Agreement, Finlay Jewelry's compliance with applicable contractual covenants, the impact of future claims and legal actions arising in the ordinary course of business, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements. In addition, Finlay Jewelry is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $11.6 million at November 2, 2002, which expire during 2002.

ITEM 4. CONTROLS AND PROCEDURES

       Based upon an evaluation conducted by Finlay Jewelry's Chief Executive Officer and Chief Financial Officer of Finlay Jewelry's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that Finlay Jewelry's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Finlay Jewelry files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

       There were no significant changes in Finlay Jewelry's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

        2         Not applicable.

        3         Not applicable.

        4         Not applicable.

       10 Second Amendment, dated September 30, 2002, to the Amended and Restated Gold Consignment Agreement, dated March 30, 2001, between Finlay Jewelry, eFinlay, Inc. and Sovereign Bank.

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



Date: December 11, 2002                FINLAY FINE JEWELRY CORPORATION

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

                                 CERTIFICATIONS


I, Arthur E. Reiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Fine Jewelry
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                                   /s/ Arthur E. Reiner
                                                   --------------------
                                                   Arthur E. Reiner
                                                   Chairman, President and Chief
                                                   Executive Officer

I, Bruce E. Zurlnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Fine Jewelry
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                                /s/ Bruce E. Zurlnick
                                                ---------------------
                                                Bruce E. Zurlnick
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer