Form 10-K
period 2003-02-01
FINLAY FINE JEWELRY CORP
filed 2003-05-01
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----   SECURITIES EXCHANGE ACT OF 1934*

               For the Fiscal Year Ended  February 1, 2003

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----   THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3287757
-------------------------------                           -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

         529 Fifth Avenue New York, NY                        10017
     ----------------------------------------              ----------
     (Address of principal executive offices)               (zip code)

                                  212-808-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X*   No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                               Yes  [ ]   No  [X]
                                   -----     -----

As of April 29, 2003 there were 1,000 shares of common stock, par value $.01 per share, of the Registrant outstanding. As of such date, all shares of common stock were owned by the Registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The Registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Annual Report on Form 10-K.

================================================================================

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

                                      INDEX

                                                                                              PAGE(S)
PART I
    Item 1.       Business..................................................................     3
    Item 2.       Properties................................................................    13
    Item 3.       Legal Proceedings.........................................................    13
    Item 4.       Submission of Matters to a Vote of Security Holders.......................    13

PART II
    Item 5.       Market for the Registrant's Common Equity and Related Stockholder
                     Matters................................................................    14
    Item 6.       Selected Consolidated Financial Data......................................    15
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................................    17
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk................    27
    Item 8.       Financial Statements and Supplementary Data...............................    28
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................................    28

PART III
    Item 10.      Directors and Executive Officers of the Registrant........................    29
    Item 11.      Executive Compensation....................................................    32
    Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                       Related Stockholder Matters..........................................    38
    Item 13.      Certain Relationships and Related Transactions............................    42
    Item 14.      Controls and Procedures...................................................    44

PART IV
    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    45

SIGNATURES        ..........................................................................    50

CERTIFICATIONS    ..........................................................................    51

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

     Finlay is one of the leading retailers of fine jewelry in the United States. Finlay operates leased fine jewelry Departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott division of Saks Incorporated, Marshall Field's and Dillard's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $186 per item. Average sales per Department were $923,000 in 2002 and the average size of a Department is approximately 700 square feet.

     On a domestic basis, Finlay's sales have increased from $822.0 million in 1998 to $930.7 million in 2002, a compound annual growth rate of 3.2%. On a consolidated basis, including the operations of Sonab (as defined below), Finlay's sales have increased from $863.4 million in 1998 to $930.7 million in 2002, a compound annual growth rate of 1.9%. Income from operations before depreciation and amortization expense has increased from $78.0 million to $81.6 million in the same period. Finlay has increased in size from 959 locations at the beginning of 1998 to 1,011 locations at the end of 2002.

     As of February 1, 2003, Finlay operated its 1,011 locations in 20 host store groups, in 45 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates in 440 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 160 of Federated's 463 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 47% and 23%, respectively, of Finlay's sales. Management believes that it maintains excellent relations with its host store groups, 18 of which have had leases with Finlay for more than five years (representing 94% of Finlay's sales in 2002) and 15 of which have had leases with Finlay for more than ten years (representing 80% of Finlay's sales in 2002).

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation ("G.E. Capital") and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility").

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

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed in 1999. Finlay Jewelry recorded a pre-tax charge in 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses.

In 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability and, as a result, recorded a gain of $1.4 million, on a pre-tax basis.

      Finlay's fiscal year ends on the Saturday closest to January 31. References to 2003, 2002, 2001, 2000, 1999 and 1998 relate to the fiscal years ending on January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ("SL Holdings"). The Holding Company, a Delaware corporation incorporated on November 22, 1988, was organized by certain officers and directors of SL Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly owned subsidiary of the Holding Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly owned subsidiary of the Holding Company. The principal executive offices of Finlay Jewelry are located at 529 Fifth Avenue, New York, New York 10017 and its telephone number at this address is (212) 808-2800.


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

     As a lessee, Finlay benefits from the host stores' reputation, customer traffic, advertising, credit services and established customer base. Finlay also avoids the substantial capital investment in fixed assets typical of stand-alone retail formats. These factors have generally enabled Finlay's new Departments to achieve profitability within their first 12 months of operation. Finlay further benefits because net sales proceeds are generally remitted to Finlay by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

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

     INDUSTRY. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $53.2 billion on jewelry (including both fine and costume jewelry) in the United States in 2002, an increase of approximately $21.6 billion over 1992, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4.1 billion on fine jewelry in 2002. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment Finlay's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

     o INCREASE COMPARABLE DEPARTMENT SALES. Finlay's merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these strategies. As a result of a challenging retail environment, Finlay's comparable store sales have slowed in the past two years, although they have continued to outpace the comparable store sales of its host stores.

     o ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Finlay's well established relationships with many of its host store groups have enabled Finlay to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates in 440 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay has also operated Departments in Federated stores since 1983 and operates Departments in 160 of Federated's 463 department stores.

     o ESTABLISH NEW HOST STORE RELATIONSHIPS. Finlay has an opportunity to grow primarily by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, Finlay has added Marshall Field's, Parisian, Dillard's and Bloomingdale's to its host store relationships.

     o IMPROVE OPERATING LEVERAGE. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes Finlay will benefit from further investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems will provide the foundation for future productivity and expense control initiatives. Further, Finlay's central distribution facility has enabled Finlay to improve the flow of merchandise to Departments and to reduce payroll and freight costs.

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

                               THE FINLAY TRIANGLE


                                 ---------------
                                     CENTRAL
                          /  /       OFFICE         \  \
                         /  /    ---------------     \  \
                        /  /                          \  \
                   -------------                 ---------------
                      VENDORS        - - - -          STORE
                                    - - - -         MANAGEMENT
                   -------------                 ---------------


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


STORE RELATIONSHIPS

     HOST STORE RELATIONSHIPS. As of February 1, 2003, Finlay operated 1,011 locations in 20 host store groups, in 45 states and the District of Columbia. Management believes that it maintains excellent relations with its host store groups, 18 of which have had leases with Finlay for more than five years (representing 94% of Finlay's sales in 2002) and 15 of which have had leases with Finlay for more than ten years (representing 80% of Finlay's sales in 2002). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at February 1, 2003, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group.



HOST STORE GROUP                                                       INCEPTION OF             NUMBER OF
----------------                                                       RELATIONSHIP            DEPARTMENTS
                                                                      --------------           -----------
MAY
Robinsons-May/Meier & Frank....................................            1948                    71
Filene's/Kaufmann's............................................            1977                    95
Lord & Taylor..................................................            1978                    85
Famous Barr/L.S. Ayres/Jones...................................            1979                    43
Foley's........................................................            1986                    66
Hecht's/Strawbridge's..........................................            1986                    80
                                                                                                  ----
    Total May Departments......................................                                                  440

FEDERATED
Rich's/Lazarus/Goldsmith's.....................................            1983                    67
Burdines.......................................................            1992                    46
The Bon Marche.................................................            1993                    21
Bloomingdale's.................................................            2000                    26
                                                                                                  ----
    Total Federated Departments................................                                                  160

SAKS INCORPORATED
Younkers (1)...................................................            1973                    33
Carson Pirie Scott/Bergner's/Boston Store......................            1975                    50
Parisian.......................................................            1997                    35
Herberger's....................................................            1999                     3
                                                                                                  ----
    Total Saks Incorporated Departments........................                                                  121

OTHER DEPARTMENTS
Gottschalks....................................................            1969                    38
Belk...........................................................            1975                    65
The Bon-Ton....................................................            1986                    43
Elder Beerman..................................................            1992                    35
Dillard's......................................................            1997                    52
Marshall Field's (2)...........................................            1997                    57
                                                                                                  ----
    Total Other Departments....................................                                                  290
                                                                                                               -----
    Total Departments..........................................                                                1,011
                                                                                                               =====


--------------------
(1) Effective February 2, 2003, Younkers was consolidated into the Carson Pirie Scott host store group.
(2) Includes the former Dayton's and Hudson's Departments added in 2000 as a result of the J.B. Rudolph Acquisition.

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

     Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of each such month. Each host store group withholds from the remittance of sales proceeds a lease fee and other expenditures, such as advertising costs, which the host store group may have incurred on Finlay's behalf.

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

     In several cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with the 1997 acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation and the J.B. Rudolph Acquisition.

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

     DEPARTMENTS OPENED/CLOSED. During 2002, Department openings offset by closings resulted in a net increase of five Departments. The openings, which totaled 21 Departments, and the closings, which totaled 16 Departments, were all within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2002 Compared with 2001".

     The following table sets forth data regarding the number of domestic Departments which Finlay has operated from the beginning of 1998:

                                                                             FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                         FEB. 1,    FEB. 2,       FEB. 3,      JAN. 29,     JAN. 30,
                                                         2003         2002         2001          2000         1999
                                                        --------    ---------     --------     ---------    ---------
   DEPARTMENTS/STORES:

   Open at beginning of year......................       1,006        1,053           987          959          959
   Opened during year.............................          21           33            86           61           68
   Closed during year.............................         (16)         (80)          (20)         (33)         (68)
                                                        --------    ---------     --------     ---------    ---------
   Open at end of year............................       1,011        1,006         1,053          987          959
                                                        --------    ---------     --------     ---------    ---------
   Net increase (decrease)........................           5          (47)           66           28            -
                                                        ========    =========     ========     =========    =========


     For the years presented in the table above, Department closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.


PRODUCTS AND PRICING

     Each of Finlay's Departments offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. Finlay also provides jewelry and watch repair services. Finlay does not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. With respect to watches, Finlay emphasizes brand name vendors, including Citizen, Bulova, Movado and Seiko. Many of Finlay's lease agreements with host store groups restrict Finlay from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points.

   The following table sets forth the sales and percentage of sales by category of merchandise for 2002, 2001 and 2000:


                                                             FISCAL YEAR ENDED
                              ----------------------------------------------------------------------------------------
                                    FEB. 1, 2003                  FEB. 2, 2002                   FEB. 3, 2001
                              --------------------------    --------------------------    ----------------------------
                                                % OF                         % OF                            % OF
                                 SALES          SALES         SALES          SALES          SALES            SALES
                              -----------     ----------    ----------     -----------    -----------     ------------
                                                               (DOLLARS IN MILLIONS)
Diamonds..................    $   263.8          28.3%      $   264.0          27.7%      $   267.7          26.7%
Gold......................        214.5          23.1           216.1          22.7           222.3          22.2
Gemstones.................        192.9          20.7           201.7          21.2           209.5          21.0
Watches...................        145.8          15.7           152.2          16.0           167.9          16.8
Other (1).................        113.7          12.2           118.8          12.4           132.7          13.3
                              -----------     ----------    ----------     -----------    -----------     ------------
Total Sales...............    $   930.7         100.0%      $   952.8         100.0%       $1,000.1         100.0%
                              ===========     ==========    ==========     ===========    ===========     ============

---------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.


     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 2002, the average price of items sold by Finlay was approximately $186 per item. An average Department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".


PURCHASING AND INVENTORY

     GENERAL. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. In recent years, on average, approximately 50% of Finlay's merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2002, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 33% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

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

     In 2002, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 79% of sales, and merchandise obtained from Finlay's largest vendor generated approximately 10% of sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 134,785 fine troy ounces, valued at approximately $49.5 million. The average amount outstanding under the Gold Consignment Agreement was $39.1 million for the fiscal year ended February 1, 2003. In the event this arrangement is terminated, Finlay Jewelry will be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 1, 2003, was 2.8% per annum. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

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

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to six host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, to improve customer service and, as a result, sales.

     Finlay had average sales per linear foot of approximately $12,600 in 2002, $12,700 in 2001 and $13,600 in 2000. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average sales per Department of approximately $923,000, $925,000 and $981,000 in 2002, 2001 and 2000, respectively.

     MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. Finlay and its vendors use Finlay's management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives.

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

     As of the end of 2002, Finlay employed approximately 6,100 persons of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of Finlay's 6,100 employees, approximately 3,000 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "--Seasonality". Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

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

     INVENTORY LOSS PREVENTION AND INSURANCE. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory count. During 2002, inventory shrinkage amounted to approximately 0.7% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     GOLD HEDGING. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay, at times, enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. The value of gold hedged under such contracts represented approximately 6.0% of Finlay Jewelry's cost of goods sold in 2002. Under such contracts, Finlay obtains the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At February 1, 2003, Finlay Jewelry had two open positions in futures contracts for gold totaling 4,000 fine troy ounces, valued at $1.4 million, which expire during 2003. The fair market value of gold under such contracts was $1.5 million at February 1, 2003.

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


ITEM 2. PROPERTIES
        ----------

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


ITEM 3. LEGAL PROCEEDINGS
        -----------------

      From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of April 29, 2003, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

     Finlay Jewelry is a wholly owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for Finlay Jewelry's common stock.

     During 2002, cash dividends of $15.7 million were distributed by Finlay Jewelry to the Holding Company. The distributions are generally utilized to pay interest on the Holding Company's $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and certain expenses of the Holding Company, such as legal, accounting and directors' fees and to purchase the Holding Company's common stock, par value $.01 per share ("Common Stock"), under its stock repurchase program. Certain restrictive covenants in the indenture relating to Finlay Jewelry's $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") (the "Senior
Note Indenture") and the indenture relating to the Senior Debentures (the "Senior Debenture Indenture", and collectively with the Senior Note Indenture, the "Senior Indentures"), the Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by Finlay Jewelry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Information regarding the Holding Company's equity compensation plans is set forth in Item 12 of Part III of this Form 10-K, which information is incorporated herein by reference.

     There was one record holder of Finlay Jewelry's common stock at April 29, 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements". The income statement and balance sheet data for each of the years ended February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000 and January 30, 1999 have been derived from Finlay Jewelry's audited Consolidated Financial Statements.


                                                                                  FISCAL YEAR ENDED (1)
                                                        -------------------------------------------------------------------------
                                                          FEB. 1,        FEB. 2,          FEB. 3,        JAN. 29,        JAN. 30,
                                                           2003           2002            2001            2000            1999
                                                        ----------     ----------       -----------    ----------       ---------
                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Sales..........................................        $ 930,709      $ 952,789         $1,000,120     $ 912,978       $ 863,428
 Cost of sales..................................          450,532        479,255            496,291       449,912         421,450
 Cost of sales - Sonab inventory write-down (2).             -              -                 -             7,839            -
                                                        ----------    ----------         ----------     ----------      ---------
 Gross margin (3)...............................          480,177        473,534            503,829       455,227         441,978
 Selling, general and administrative expenses...          398,578        393,457            409,019       378,112         364,002
 (Credit) charges associated with the
    sale and closure of Sonab (2)...............           (1,432)          -                 -            20,792            -
 Depreciation and amortization..................           17,566         20,089             17,549        16,895          15,672
                                                        ----------    ----------         ----------     ----------      ---------
 Income from operations.........................           65,465         59,988             77,261        39,428          62,304
 Interest expense, net (4)......................           17,927         19,989             23,117        22,565          25,029
                                                        ----------    ----------         ----------     ----------      ---------
 Income before income taxes, cumulative effect
   of accounting change and extraordinary
   charges......................................           47,538         39,999             54,144        16,863          37,275
 Provision for income taxes.....................           18,510         16,672             22,715         7,801          15,323
                                                        ----------    ----------         ----------     ----------      ---------
  Income before cumulative effect of accounting
   change and extraordinary charges.............           29,028         23,327             31,429         9,062          21,952
 Cumulative effect of accounting change, net (5)           17,209           -                 -              -               -
 Extraordinary charges from early extinguishment
   of debt, net (6).............................             -              -                 -              -              4,755
                                                        ----------    ----------         ----------     ----------      ---------
 Net income.....................................        $  11,819      $  23,327         $   31,429     $   9,062       $  17,197
                                                        ==========    ==========         ==========     ==========      =========

OPERATING AND FINANCIAL DATA:
 Operations (7):
   Number of Departments (end of year) (7):
     Consolidated...............................            1,011          1,006              1,053           987           1,109
     Domestic...................................            1,011          1,006              1,053           987             959
   Percentage increase (decrease) in sales (8)..             (2.3)%         (4.7)%              9.5%          5.7%           12.2%
   Percentage increase (decrease) in comparable
     Department sales (7)(10):
     Consolidated...............................              0.1%          (3.0)%              2.1%          6.8%            3.9%
     Domestic...................................              0.1%          (3.0)%              2.1%          8.1%            5.4%
   Average domestic sales per Department (10)...        $     923      $     925          $     981      $    911       $     857
   EBITDA (11)..................................           83,031         80,077             94,810        56,323          77,976
   Capital expenditures.........................           12,489         13,850             18,118        14,972          14,874

CASH FLOWS PROVIDED FROM (USED IN):
   Operating activities.........................        $  52,540      $  42,636          $  34,455      $ 46,448       $ (13,018)
   Investing activities.........................          (15,750)       (17,432)           (30,403)      (21,054)        (23,134)
   Financing activities.........................          (17,527)        (7,231)            (7,640)       (7,159)         40,067

BALANCE SHEET DATA-END OF PERIOD:
   Working capital..............................        $ 173,960      $ 173,334          $ 152,003      $132,696       $ 126,723
   Total assets.................................          578,575        583,422            602,254       554,994         541,403
   Short-term debt, including current portion of
     long-term debt.............................             -              -                -                -              -
   Long-term debt...............................          150,000        150,000            150,000       150,000         150,000
   Total stockholder's equity...................          187,816        193,596            179,423       157,026         152,083

-----------------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.
(2) Included in 1999 are charges associated with the sale and closure of Sonab totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Included in 2002 is a $1.4 million credit which represents a revision of the Company's estimate of closure expenses to reflect its remaining liability associated with the closure of Sonab. Refer to Note 13 of Notes to Consolidated Financial Statements.
(3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased (decreased) as follows: $2.3 million, $3.8 million, $1.8 million, $(1.1) million and $(1.0) million for 2002, 2001, 2000, 1999 and 1998, respectively.
(4) As a result of certain call requirements associated with the previously outstanding notes, Finlay had outstanding both the new debt and the old debt for a period of twenty-five days in 1998. The net effect of the above, offset by reduced interest expense on the borrowings under the Revolving Credit Agreement and interest income on excess cash balances, was $0.4 million.
(5) In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"), Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax. The application of EITF 02-16 changes Finlay Jewelry's accounting treatment for the recognition of vendor allowances. In 2002, $20.0 million of vendor allowances has been reflected as a reduction to cost of sales. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased selling, general and administrative expenses ("SG&A"). Refer to Note 2 of Notes to Consolidated Financial Statements.
(6) The extraordinary charges of $8.0 million include $5.4 million for redemption premiums on the previously outstanding notes and $2.0 million to write off deferred financing costs associated with the previously outstanding notes. The income tax benefit on the extraordinary charges totaled $3.2 million.
(7)  Includes Departments and stand-alone locations.
(8) Excluding sales for the 53rd week of 2000, the percentage increase in sales for 2000 was 8.8% and the percentage decrease in sales for 2001 was 4.1%.
(9) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.
(10) Average domestic sales per Department is determined by dividing domestic sales by the average of the number of domestic Departments open at the beginning and at the end of each period.
(11) EBITDA, a non-GAAP financial measure, represents income from operations before depreciation and amortization expenses and is calculated as follows:



                                                                          FISCAL YEAR ENDED
                                              -------------------------------------------------------------------------

                                                FEB. 1,        FEB. 2,         FEB. 3,        JAN. 29,         JAN. 30,
                                                 2003           2002            2001            2000             1999
                                              ----------      ---------      ---------      ---------         --------
                                                                       (DOLLARS IN THOUSANDS)
     Income from operations..............     $   65,465      $  59,988     $   77,261        $  39,428      $  62,304
     Add: Depreciation and amortization..         17,566         20,089         17,549           16,895         15,672
                                              ----------      ---------     ----------        ---------      ---------
     EBITDA..............................     $   83,031      $  80,077     $   94,810        $  56,323      $  77,976
                                              ==========      =========     ==========        =========      =========


     For 1999 and 2002, consolidated EBITDA includes the charges totaling $28.6 million and the credit totaling $1.4 million, respectively, associated with the sale and closure of Sonab. Finlay Jewelry believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing Finlay's operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The following should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. See "Special Note Regarding Forward-Looking Statements".


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Finlay Jewelry's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These generally accepted accounting principles require management to make estimates and assumptions that affect certain financial statement accounts reported and disclosed at the date of the financial statements. Actual results may differ from those estimates.

      Certain of Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements. Finlay believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of Finlay Jewelry's financial condition and results of operations and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.


     MERCHANDISE INVENTORIES

     Finlay Jewelry values its inventories at the lower of cost or market. The cost is determined by the last-in, first-out method utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Factors related to inventories such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and Finlay Jewelry's reported operating results.


      DERIVATIVE INSTRUMENTS

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as forwards, to hedge against the risk of gold price fluctuations. In 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on Finlay Jewelry's financial condition, results of operations and cash flows for 2002 and 2001.


       VENDOR ALLOWANCES

     Finlay Jewelry receives allowances from its vendors through a variety of programs and arrangements, including cooperative advertising. The allowances are generally intended to offset Finlay Jewelry's costs of promoting, advertising and selling the vendors' products in its Departments. Vendor allowances are recognized as a reduction of cost of sales or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or SG&A.

     In March 2003, the EITF finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor". EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

         In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax. As of February 3, 2002, deferred vendor allowances totaled (i) $17,129,000 for owned merchandise, and (ii) $12,306,000 for merchandise received on consignment. As of February 1, 2003, Finlay Jewelry's fiscal year end, deferred vendor allowances totaled (i) $18,452,000 for owned merchandise, which is included as an offset to merchandise inventories on the 2002 Consolidated Balance Sheet, and (ii) $10,493,000 for merchandise received on consignment, which is included as deferred income on the 2002 Consolidated Balance Sheet. In 2002, this change resulted in the reclassification of vendor allowances of $20.0 million, which had previously been accounted for as a reduction to SG&A, to now reduce cost of sales and consequently, increase gross margin. Finlay Jewelry's 2002 unaudited quarterly financial data has been revised to reflect this change in accounting method. See
Note 10 of Notes to Consolidated Financial Statements of Finlay Jewelry. The adoption of EITF 02-16 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry in 2003.

     During 2001 and 2000, Finlay Jewelry recorded its vendor allowances as an offset to gross advertising expenses, which is included in SG&A on the Consolidated Statements of Operations. For 2001 and 2000, the unaudited pro forma impact of the adoption of EITF 02-16, as if it had occurred prior to 2000, was to decrease cost of sales and increase SG&A by $20,374,000 and $23,665,000, respectively. For both years, net income would not have been materially different.


         REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.


        COVENANT REQUIREMENTS

    Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the year ended February 1, 2003, Finlay Jewelry was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2003. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation of any such covenants. Finlay Jewelry believes the assumptions used are appropriate.

       The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations.

       The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

        The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations.


EFFECT OF NEW ACCOUNTING STANDARDS

     On February 3, 2002 Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized but tested for impairment on an annual basis. Finlay Jewelry has determined that there was no impairment of goodwill as of February 3, 2002 since the carrying value of Finlay Jewelry's reporting unit did not exceed its fair value. In making this assessment, management relied on a number of factors including 2002's operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, Finlay would then be required to record a charge, which would impact earnings. Finlay will continue to review the carrying value of goodwill for impairment on an annual basis, or more frequently if circumstances indicate impairment may have occurred. Finlay Jewelry's goodwill amortization in 2001 and 2000 totaled $3.7 million in each year.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement extends the reporting requirements to include reporting separately as discontinued operations components of an entity that have either been disposed of or classified as held-for-sale. Finlay Jewelry adopted the provisions of SFAS No. 144 in 2002 and the adoption did not have a material impact on Finlay Jewelry's financial position or results of operations.


ACCOUNTING STANDARDS NOT YET ADOPTED

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections", which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the statement provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company's statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                                  FISCAL YEAR ENDED
                                                                 ------------------------------------------------
                                                                   FEB. 1,           FEB. 2,           FEB. 3,
                                                                    2003               2002             2001
                                                                 ------------      -------------     ------------
   STATEMENT OF OPERATIONS DATA:
   Sales....................................................         100.0%            100.0%            100.0%
   Cost of sales............................................          48.4              50.3              49.6
                                                                 ------------      -------------     ------------
      Gross margin...........................................         51.6              49.7              50.4
   Selling, general and administrative expenses.............          42.8              41.3              40.9
   Credit associated with the sale and
      closure of Sonab......................................          (0.2)              -                 -
   Depreciation and amortization............................           1.9               2.1               1.8
                                                                 ------------      -------------     ------------
   Income from operations...................................           7.1               6.3               7.7
   Interest expense, net....................................           1.9               2.1               2.3
                                                                 ------------      -------------     ------------
   Income before income taxes and cumulative effect
      of accounting change..................................           5.2               4.2               5.4
   Provision for income taxes...............................           2.0               1.7               2.3
                                                                 ------------      -------------     ------------
   Income before cumulative effect of accounting
      change................................................           3.2               2.5               3.1
   Cumulative effect of accounting change, net (1)..........           1.8               -                 -
                                                                 ------------      -------------     ------------
   Net income...............................................           1.4%              2.5%              3.1%
                                                                 ============      =============     ============


---------------
(1)  See Note 5 to "Selected Consolidated Financial Data".


2002 COMPARED WITH 2001

     SALES. Sales decreased $22.1 million, or 2.3%, in 2002 compared to 2001. Comparable Department sales increased 0.1% in 2002, which management attributes to a continued challenging retail environment. Comparable Department sales includes sales from Departments open for the same month during comparable periods. Total sales were negatively impacted by approximately $31.0 million, or 3.3%, as a result of the 2001 closing of three host store groups, offset by the net effect of new Department openings and closings.

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

     During 2002, Finlay opened 21 Departments within existing store groups, which included 11 Departments in May. During this period, Finlay closed 16 Departments including five in May and three in Federated.

     GROSS MARGIN. Gross margin increased by $6.6 million in 2002 compared to 2001 and, as a percentage of sales, gross margin increased by 1.9%, primarily due to Finlay Jewelry's adoption of EITF 02-16. The application of EITF 02-16 changes Finlay Jewelry's accounting treatment for the recognition of vendor allowances. In 2002, $20.0 million of vendor allowances has been reflected as a reduction to cost of sales based on the sale of the related product. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased SG&A.

     Excluding the adoption of EITF 02-16, gross margin decreased by $14.0 million in 2002 compared to 2001 and, as a percentage of sales, gross margin decreased by 0.3%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy and
(ii) the impact of higher gold prices. Offsetting these factors were favorable physical inventory shortage results and a lower LIFO charge of $2.3 million in 2002 versus $3.8 million in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A totaled $398.6 million, an increase of $5.1 million, or 1.3%, in 2002 compared to 2001, primarily due to Finlay Jewelry's adoption of EITF 02-16 which, as discussed above, resulted in a $20.0 million increase to SG&A. SG&A as a percentage of sales increased to 42.8% in 2002 from 41.3% in 2001.

     Excluding the adoption of EITF 02-16, SG&A decreased by $14.9 million, or 3.8%, in 2002 compared to 2001 primarily due to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales and reduced gross advertising expenses. Additionally, Finlay Jewelry recorded a $1.8 million reduction in employee medical benefits expense associated with favorable claims experience subsequent to a change in medical insurance carriers. SG&A as a percentage of sales, excluding the adoption of EITF 02-16, decreased to 40.7% in 2002 from 41.3% in 2001.

     CREDIT ASSOCIATED WITH THE SALE AND CLOSURE OF SONAB. In 2002, Finlay Jewelry revised its 1999 estimate of closure expenses to reflect its remaining liability associated with the closure of Sonab and, as a result, recorded a credit of $1.4 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $2.5 million in 2002 compared to 2001, reflecting the discontinuance of goodwill amortization of $3.7 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent 12 months.

     INTEREST EXPENSE, NET. Interest expense decreased by $2.1 million reflecting a lower weighted average interest rate (7.1% for 2002 compared to 7.4% for 2001) and a decrease in average borrowings ($211.2 million for 2002 compared to $230.8 million for 2001).

     PROVISION FOR INCOME TAXES. The effective tax rate, before the cumulative effect of accounting change, decreased to 38.9% in 2002 from 41.7% in 2001, primarily as a result of the cessation in 2002 of the amortization of non-deductible goodwill.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES. Finlay Jewelry elected to adopt EITF 02-16 retroactive to the beginning of 2002 and recorded a cumulative effect after-tax reduction to earnings of $17.2 million. The charge relates to the deferral of a portion of Finlay Jewelry's previously collected vendor allowances relating to both owned merchandise and merchandise received on consignment.

     NET INCOME. Net income of $11.8 million for 2002 represents a decrease of $11.5 million as compared to net income of $23.3 million in 2001 as a result of the factors discussed above.


2001 COMPARED WITH 2000

     SALES. Sales decreased $47.3 million, or 4.7%, in 2001 compared to 2000. Excluding sales for the 53rd week of 2000, sales decreased 4.1%. Comparable Department sales decreased 3.0%. Management attributes this decrease in comparable Department sales primarily to a challenging retail environment and the extraordinary events of September 11, 2001 and its impact on the economy, which resulted in reduced consumer discretionary spending. Total sales were negatively impacted by $17.3 million as a result of the 2001 closing of two host store groups, offset by the benefit of a full year of sales from the former J.B. Rudolph departments and the net effect of new Department openings and closings.

     During 2001, Finlay opened 33 Departments within existing store groups, which included 22 Departments in May. During this period Finlay closed 80 Departments which were comprised of the following:

                                          NUMBER OF
               STORE GROUP               DEPARTMENTS                                 REASON
    ---------------------------------    -------------     --------------------------------------------------------
    Stern's.........................           23          Store group was closed by Federated.
    Proffitt's......................           16          Closed smaller Departments and, at the end of 2001,
                                                           host store consolidated under one lessee.
    Liberty House...................           12          Federated's acquisition of Liberty House.
    Dillard's.......................            7          Closed smaller Departments.
    Other...........................           22          Department closings within existing store groups.
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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.5 million in 2001 compared to 2000, reflecting $13.9 million in capital expenditures and an increase in capitalized software costs for the most recent 12 months. Additionally, during 2001, Finlay began amortizing the capitalized software for its new merchandising and point-of-sale systems. These costs were offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense decreased by $3.1 million reflecting a lower weighted average interest rate (7.4% for 2001 compared to 8.5% for 2000) and a decrease in average borrowings ($230.8 million for 2001 compared to $246.6 million for 2000).

     PROVISION FOR INCOME TAXES. The effective income tax rate for 2001 and 2000 was 40.5%.

     NET INCOME. Net income of $23.3 million for 2001 represents a decrease of $8.1 million as compared to net income of $31.4 million in 2000 as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 2002 and 2001, capital expenditures totaled $12.5 million and $13.9 million, respectively. Total capital expenditures for 2003 are estimated to be approximately $12.0 to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Finlay Jewelry's working capital balance was $174.0 million at February 1, 2003, an increase of $0.7 million from February 2, 2002. The increase resulted primarily from the impact of 2002's net income (exclusive of depreciation and amortization) offset by the adoption of EITF 02-16, capital expenditures, additions to deferred charges and the payment of dividends to the Holding Company.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of each such month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. During 2002, by closely monitoring sales and the continued challenging retail environment, Finlay reduced its inventory levels as compared to 2001. During 2002, the reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

     In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at February 1, 2003 and February 2, 2002 were zero. The average amounts outstanding under the Revolving Credit Agreement for 2002 and 2001 were $61.2 million and $80.8 million, respectively. The maximum amount outstanding for 2002 was $111.4 million, at which point the unused excess availability was $106.4 million. At February 1, 2003, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. At both February 1, 2003 and February 2, 2002, $359.7 million of consignment merchandise from approximately 300 vendors was on hand. For 2002, Finlay had an average balance of consignment merchandise of $360.5 million as compared to an average balance of $377.4 million in 2001. See "Business--Store Relationships" and "Business--Purchasing and Inventory".

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of February 1, 2003, Finlay Jewelry's outstanding borrowings included a $150.0 million balance under the Senior Notes. At February 1, 2003, Finlay was in compliance with all of its covenants under the Senior Note Indenture.

     Finlay may, at the discretion of management, purchase Senior Debentures and/or Senior Notes from time to time in the open market. Additionally, beginning on May 1, 2003, the Senior Debentures and Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. The extent and timing of any bond repurchases will depend upon general business and market conditions, bond prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward.

     Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005 and to permit Finlay to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 134,785 fine troy ounces, valued at approximately $49.5 million. The average amount outstanding under the Gold Consignment Agreement was $39.1 million in 2002. In the event this agreement is terminated, Finlay Jewelry will be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. At February 1, 2003, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

       The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of February 1, 2003 (dollars in thousands):

                                                            PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS              TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS     AFTER 5 YEARS
------------------------------    -----------    ----------------    -----------   -----------    ---------------
 Senior Notes (due 2008) (1)...    $ 150,000        $   -            $   -          $   -            $ 150,000
 Operating leases (2)..........       11,011          1,974            3,925           3,834             1,278
                                   ---------        -------          -------        --------         ---------
 Total.........................    $ 161,011        $ 1,974          $ 3,925        $  3,834         $ 151,278
                                   =========        =======          =======        ========         =========


-------------
(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to the Consolidated Financial Statements.
(2)  Represents future minimum payments under noncancellable operating leases.



                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
   OTHER COMMERCIAL                 ------------------------------------------------------------------------------
   COMMITMENTS                        TOTAL      LESS THAN 1 YEAR    1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
-------------------------------     ----------   ----------------    -----------     -----------    --------------
Revolving Credit
    Agreement (due 2008) (1) ..      $  -            $   -            $    -           $   -             $  -
Gold Consignment
   Agreement (due 2005) (2)....       49,500           49,500              -               -                -
Letters of credit..............        7,250            7,000              -               -               250
                                    --------         --------         ----------       --------          ------
Total .........................     $ 56,750         $ 56,500         $    -           $   -             $ 250
                                    ========         ========         ==========       ========          ======


-------------------
(1) There were no borrowings under the Revolving Credit Agreement at February 1, 2003. The average amount outstanding during 2002 was $61.2 million and the outstanding balance as of April 29, 2003 was $25.9 million.
(2)  Represents amount outstanding at February 1, 2003.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $16.8 million and $19.0 million for 2002 and 2001, respectively.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of two years and has a remaining aggregate minimum value of $1,975,000 as of February 1, 2003.

     In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. As of February 1, 2003, the Holding Company repurchased 1,332,942 shares for $13.8 million.

     In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At February 1, 2003, a total of $22.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At February 1, 2003, Finlay Jewelry had two open positions in futures contracts for gold, which expire during 2003, totaling 4,000 fine troy ounces, valued at $1.4 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division in which Finlay operated 23 departments. Finlay closed the majority of the Stern's departments during the second quarter of 2001. Subsequently, Federated converted the majority of the Departments to a host store in which Finlay does not operate. Finlay recorded a charge of approximately $1.0 million related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain and converted those Departments to a host store in which Finlay does not operate. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $0.2 million related to the write-off of fixed assets and employee severance. During 2002, sales were reduced by approximately $31.0 million compared to the prior year as a result of the closings of Stern's, Liberty House and another smaller host store group.

      During 1998, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining Departments were closed. All of Sonab's employees, excluding those that were hired by the buyer, were involuntary terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 1, 2003, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability, and as a result recorded a credit of $1.4 million. To date, Finlay Jewelry has charged a total of $26.4 million against its revised estimate of $27.2 million. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments.


SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of approximately 41% of Finlay's sales and approximately 79% of its income from operations for 2002, 2001 and 2000. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 10 of Notes to Consolidated Financial Statements of Finlay Jewelry.

     Finlay Jewelry's Sales and Income from operations for each quarter of 2002, 2001 and 2000 were as follows. For 2002, the quarterly financial data has been revised to reflect Finlay Jewelry's retroactive adoption of EITF 02-16 to the beginning of 2002.


                                                                             FISCAL QUARTER
                                                    -----------------------------------------------------------------
                                                        FIRST             SECOND           THIRD            FOURTH
                                                    --------------     -------------    -------------     -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                               (UNAUDITED)
  2002:
    Sales.......................................     $ 187,365           $ 187,130        $ 168,359        $ 387,855
    Income from operations......................         5,964               5,007              658           53,836
  2001:
    Sales.......................................       193,249             196,167          175,292          388,081
    Income from operations......................         4,381               5,751            1,753           48,103
  2000:
    Sales.......................................       178,614             211,229          189,728          420,549
    Income from operations......................         4,580              10,263            5,649           56,769



INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on or loss of certain host store relationships, particularly with respect to May and Federated, due to the concentration of sales generated by such host stores, the impact of any host store bankruptcy, the impact of declining mall traffic levels, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, the impact of fluctuations in gold and diamond prices, Finlay Jewelry's continuation of its Gold Consignment Agreement, Finlay Jewelry's compliance with applicable contractual covenants, the impact of future claims and legal actions arising in the ordinary course of business, the impact of recent accounting developments, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2002, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $600,000 in 2002. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements.

     The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on Finlay Jewelry's results of operations or financial condition. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The fair value of gold under the forward contracts was $1.5 million at February 1, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report......................................................................  F-2

Previously Issued Report of Independent Public Accountants........................................  F-3

Consolidated Statements of Operations for the years ended February 1, 2003,
    February 2, 2002 and February 3, 2001.........................................................  F-4

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002...........................  F-5

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
    for the years ended February 1, 2003, February 2, 2002 and February 3, 2001...................  F-6

Consolidated Statements of Cash Flows for the years ended February 1, 2003,
    February 2, 2002 and February 3, 2001.........................................................  F-7

Notes to Consolidated Financial Statements........................................................  F-8


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     For information regarding Finlay Jewelry's change in independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP, please refer to our Current Report on Form 8-K filed with the Commission on June 21, 2002.

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     Set forth below is certain information with respect to each of the current executive officers and directors of the Holding Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the Holding Company and Finlay Jewelry.


                 NAME                        AGE                                POSITION
----------------------------------------    -----      ------------------------------------------------------------
Arthur E. Reiner....................          62       Chairman of the Board, President and Chief Executive
                                                       Officer of the Holding Company, Chairman and Chief
                                                       Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin....................          52       Executive  Vice  President and Chief  Operating  Officer of
                                                       the  Holding  Company  and  President  and Chief  Operating
                                                       Officer of Finlay Jewelry
Leslie A. Philip....................          56       Executive  Vice President and Chief  Merchandising  Officer
                                                       of the Holding Company and Finlay Jewelry
Edward Stein........................          58       Senior  Vice  President  and  Director  of Stores of Finlay
                                                       Jewelry
Bruce E. Zurlnick...................          51       Senior  Vice  President,   Treasurer  and  Chief  Financial
                                                       Officer of the Holding Company and Finlay Jewelry
David B. Cornstein..................          64       Director
Rohit M. Desai......................          64       Director
Michael Goldstein...................          61       Director
James Martin Kaplan.................          58       Director
John D. Kerin.......................          64       Director
Norman S. Matthews..................          70       Director
Hanne M. Merriman...................          61       Director
Thomas M. Murnane...................          56       Director


     See information under the caption "Certain Relationships and Related Transactions--Stockholders Agreement".

     On March 26, 2003, Thomas H. Lee and Warren C. Smith, Jr. resigned from the Board of Directors of the Holding Company and its subsidiaries, including Finlay Jewelry. On March 27, 2003, Mr. Lee and Mr. Smith, along with Thomas H. Lee Equity Partners, L.P. ("Equity Partners") and other affiliates, sold their Common Stock in the Holding Company to Palisade Concentrated Equity Partnership (see footnote 4 of Item 12). Prior thereto, on July 12, 2002, the Holding Company had repurchased an aggregate of 50,000 shares of Common Stock for $712,500 from Messrs. Lee and Smith, Equity Partners and other affiliates.

     Under the Holding Company's Restated Certificate of Incorporation, the Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Murnane are Class I directors; Messrs. Cornstein, Kaplan, Kerin and Reiner are Class II directors; and Mr. Matthews and Ms. Merriman are Class III directors. The terms of the Class II, Class III and Class I directors expire at the annual meeting of stockholders to be held in 2003, 2004 and 2005, respectively. Officers serve at the discretion of the Board of Directors.

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

     DAVID B. CORNSTEIN has been Chairman Emeritus of the Holding Company since his retirement from day-to-day involvement with the Holding Company effective January 31, 1999. He served as Chairman of the Holding Company from May 1993 until his retirement, and has been a director of the Holding Company and Finlay Jewelry since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Holding Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of a predecessor of the Holding Company. Mr. Cornstein is a director of TeleHubLink Corporation and Opticare Health Systems, Inc.

     ROHIT M. DESAI has been a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients through Equity-Linked Investors-II, Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai is also the managing general partner of the general partner of Equity-Linked Investors-II and the managing member of the general partners of Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai serves as a director of The Rouse Company, SITEL Corporation, Triton PCS and Independence Community Bank Corp.

     MICHAEL GOLDSTEIN has been a director of the Holding Company and Finlay Jewelry since May 1999. Mr. Goldstein has been Chairman of the Toys "R" Us Children's Fund, Inc. since June 2001. Mr. Goldstein was Chairman of the Board of Toys "R" Us, Inc. from February 1998 to June 2001. From February 1994 to February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive Officer of Toys "R" Us, Inc., and served as acting Chief Executive Officer from August 1999 to January

14, 2000. Mr. Goldstein is also a director of Toys "R" Us, Inc., United Retail Group Inc. and 4Kids Entertainment, Inc.

     JAMES MARTIN KAPLAN has been a director of the Holding Company, Finlay Jewelry and their predecessors since 1985. Mr. Kaplan is a partner of the law firm of Blank Rome LLP, counsel to Finlay, the successor to Tenzer Greenblatt LLP, which he joined in 1998. From 1977 to 1998, Mr. Kaplan was a partner with the law firm of Zimet, Haines, Friedman & Kaplan, former counsel to Finlay.

     JOHN D. KERIN has been a director since December 1999. Since January 2000, Mr. Kerin has been a consultant to The McGraw Hill Companies, Inc. From July 1979 to January 2000, Mr. Kerin served in various positions with The McGraw-Hill Companies, Inc., including, from May 1994 to January 2000, as Senior Vice President, Information Management and Chief Information Officer.

     NORMAN S. MATTHEWS has been a director of the Holding Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as Vice Chairman and then President of Federated Department Stores from 1983 to 1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Henry Schein, Inc., Eye Care Centers of America, Inc. and Sunoco, Inc.

     HANNE M. MERRIMAN was elected a director of the Holding Company and Finlay Jewelry in December 1997. Ms. Merriman is the Principal in Hanne Merriman Associates, a retail business consulting firm. She is also a director of Ameren Corp., State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation and T. Rowe Price Mutual Funds. She is a member of the National Women's Forum.

     THOMAS M. MURNANE has served as a director since December 2002. Mr. Murnane is a recently retired partner of PricewaterhouseCoopers, LLP, who served in various capacities during his tenure with that firm since 1980, including Director of the firm's Retail Strategy Consulting Practice, Director of Overall Strategy Consulting for the East Region of the United States, and most recently Global Director of Marketing and Brand Management for PwC Consulting. Mr. Murnane is also a director of The Pantry, Inc. and Pacific Sunwear of California, Inc.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation in 2002, 2001 and 2000 of Finlay's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry (collectively, the "Named Executive Officers").


                                                 ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                                 ---------------------------------------------------  ---------------------------------------------
                                                                                                     NUMBER OF
                                                                                      RESTRICTED     SECURITIES
      NAME AND PRINCIPAL                                              OTHER ANNUAL      STOCK        UNDERLYING        ALL OTHER
           POSITION               YEAR      SALARY       BONUSES    COMPENSATION (1)    AWARDS      OPTIONS/SARS    COMPENSATION (2)
--------------------------------  ----    ----------   -----------  ----------------  -----------  -------------    ----------------
ARTHUR E. REINER                  2002    $ 935,000     $ 521,169     $ 18,343             -               -           $  38,702(3)
  Chairman, President             2001      900,000       180,900       18,465        1,219,000(3)      100,000           29,071
  and Chief Executive             2000      750,000       145,875       19,292             -            100,000           28,453
  Officer of the Holding
  Company and Chairman
  and Chief Executive
  Officer of Finlay Jewelry
JOSEPH M. MELVIN                  2002    $ 407,057     $ 226,893          -               -               -            $  8,895
  Executive Vice President        2001      387,060        77,799          -               -             45,000           83,895(4)
  and Chief Operating             2000      387,059        75,283          -               -             20,000          133,277(4)
  Officer of the Holding
  Company and President
  and Chief Operating
  Officer of Finlay Jewelry
LESLIE A. PHILIP                  2002    $ 426,690     $ 237,837          -               -               -            $  8,895
  Executive Vice President        2001      406,691        81,745          -               -             50,000          158,895(5)
  and Chief Merchandising         2000      406,691        79,101          -               -             30,000          208,277(5)
  Officer of the Holding
  Company and
  Finlay Jewelry
EDWARD STEIN                      2002    $ 360,055     $ 200,695          -               -               -            $  8,895
  Senior Vice President and       2001      347,052     $  69,757          -               -             15,000            8,895
  Director of Stores              2000      347,052        67,503          -               -             10,000            8,277
   of Finlay Jewelry
BRUCE E. ZURLNICK                 2002    $ 275,000     $ 153,285          -               -               -            $  8,895
  Senior Vice President,          2001      262,500        52,763          -               -             15,000            8,895
  Treasurer and Chief             2000      249,996        50,095          -               -              5,000            8,277
  Financial Officer of the
  Holding Company and
  Finlay Jewelry


-----------------
(1) Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive Officers.

(2) Includes for each Named Executive Officer the sum of the following amounts earned in 2002, 2001 and 2000 for such Named Executive Officer:


                                                                      LIFE           RETIREMENT       MEDICAL
                                                                  INSURANCE (a)      BENEFITS (b)   BENEFITS (c)
                                                                 ---------------    -------------  ------------
    Arthur E. Reiner.................................     2002      $   20,176       $   5,525      $   3,370
                                                          2001          20,176           5,525          3,370
                                                          2000          20,176           5,200          3,077

    Joseph M. Melvin.................................     2002      $    -            $  5,525      $   3,370
                                                          2001           -               5,525          3,370
                                                          2000           -               5,200          3,077

    Leslie A. Philip.................................     2002      $    -            $  5,525      $   3,370
                                                          2001           -               5,525          3,370
                                                          2000           -               5,200          3,077

    Edward Stein.....................................     2002      $    -            $  5,525      $   3,370
                                                          2001           -               5,525          3,370
                                                          2000           -               5,200          3,077

    Bruce E. Zurlnick................................     2002      $    -            $  5,525      $   3,370
                                                          2001           -               5,525          3,370
                                                          2000           -               5,200          3,077


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

     (c) The insurance premiums paid in respect of the Named Executive Officer under Finlay's Executive Medical Benefits Plan.

(3) Included in the other compensation set forth in Note 2 above, are taxable auto allowances and employer provided travel of $9,631. The value of the 100,000 shares of restricted stock issued to Mr. Reiner in February 2001 is based on the closing price on the date of issuance. At February 1, 2003, Mr. Reiner held 100,000 shares of restricted stock, subject to vesting, having an aggregate market value at such date of $1,319,000. To the extent dividends are paid on the Holding Company's Common Stock, generally, dividends would be paid on the restricted stock. See "--Employment and Other Agreements and Change of Control Arrangements".

(4) Included in the other compensation set forth in Note 2 above, were special bonuses of $75,000 and $125,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Mr. Melvin in February 2002 and February 2001, respectively.

(5) Included in the other compensation set forth in Note 2 above, were special bonuses of $150,000 and $200,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Ms. Philip in February 2002 and February 2001, respectively.

      Mr. Reiner was named Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. For a discussion of the employment and other arrangements with Mr. Reiner, see "--Employment and Other Agreements and Change of Control Arrangements".

LONG-TERM INCENTIVE PLANS

     The Holding Company currently has two long-term incentive plans, for which it has reserved a total of 2,582,596 shares of Common Stock for issuance in connection with awards. Of this total, 732,596 shares of Common Stock have been reserved for issuance under the Holding Company's Long Term Incentive Plan (the "1993 Plan"), of which 263,977 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 424,020 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 44,599 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's Board of Directors and stockholders approved the Holding Company's 1997 Long Term Incentive Plan (as amended, the "1997 Plan" and, together with the 1993 Plan, the "Incentive Plans"), which is intended as a successor to the 1993 Plan. The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,850,000. Of this total, 42,894 shares have been issued to date in connection with exercises of options granted under the 1997 Plan, 106,000 shares have been issued to date in connection with restricted stock arrangements and 1,132,015 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 569,091 shares of Common Stock are available for future grants under the 1997 Plan.

     The Incentive Plans permit the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons and directors of the Holding Company, the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company's Compensation Committee; or (vi) any combination of the foregoing. The 1997 Plan provides, however, that no participant may be granted, during any fiscal year, options or other awards relating to more than 200,000 shares of Common Stock.

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

     In making grants to employees under the Incentive Plans, the Holding Company has generally utilized a uniform Agreement and Certificate of Option (the "Option Agreement"), under which the Holding Company grants ten-year options, subject to various vesting periods of up to five years. Other vesting schedules have also been utilized by Finlay. The Option Agreement contains transfer and certain other restrictions and provides that options not vested may expire, or shares acquired upon exercise of options may be repurchased at their exercise price, in the event of termination of employment under certain circumstances. In addition, the Option Agreement provides that (i) if an optionee's employment is terminated for "cause" (as defined in the Option Agreement), such optionee's options will terminate immediately, (ii) if an optionee's employment is terminated due to death, "disability" or "retirement" (each as defined in the Incentive Plans), such optionee's options become fully vested and exercisable for a specific period following termination and (iii) if an optionee's employment is terminated for any other reason, such optionee's options remain exercisable to the extent vested for a specific period following termination.

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

OPTION/SAR GRANTS IN 2002/LONG-TERM INCENTIVE PLAN AWARDS IN 2002

     There were no options granted or stock appreciation rights issued, or any long-term incentive plan awards, by the Holding Company in 2002 to the Named Executive Officers.


CERTAIN INFORMATION CONCERNING STOCK OPTIONS/SARS

     The following table sets forth certain information with respect to stock options exercised in 2002 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 2002.

AGGREGATED OPTION/SAR EXERCISES IN 2002 AND FISCAL YEAR-END OPTION SAR VALUE

                                                            NUMBER OF
                                                           SECURITIES              VALUE OF
                                                           UNDERLYING            UNEXERCISED
                                                           UNEXERCISED           IN-THE-MONEY
                                                          OPTIONS/SARS         OPTIONS/SARS AT
                               SHARES                      AT YEAR-END           YEAR-END ($)
                              ACQUIRED       VALUE        EXERCISABLE/           EXERCISABLE/
               NAME          ON EXERCISE   REALIZED       UNEXERCISABLE      UNEXERCISABLE (1)(2)
               ----          -----------   --------     ------------------   --------------------
Arthur E. Reiner............      -            -         394,632 / 140,000    $140,400 /$517,600
Joseph M. Melvin............      -            -          95,000 /  50,000    $157,580 /$226,320
Leslie A. Philip............      -            -         132,000 /  58,000    $281,629 /$253,520
Edward Stein................      -            -          57,000 /  28,000    $217,080 /$ 86,200
Bruce E. Zurlnick...........      -            -          26,333 /  20,000    $100,145 /$ 79,940

------------------
(1) The value of Unexercised In-the-Money Options/SARs represents the aggregate amount of the excess of $13.19, the closing price for a share of Common Stock at year end, over the relevant exercise price of all "in-the-money" options.

(2) The options granted under the 1997 Plan generally vest over periods of up to five years. Other vesting schedules have also been utilized by Finlay.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of each of the Holding Company and Finlay Jewelry have established a Compensation Committee (the "Compensation Committee"). The Compensation Committee is presently comprised of Norman S. Matthews and John D. Kerin. All decisions with respect to executive compensation, and all decisions with respect to benefit plans, involving employees of the Holding Company and Finlay Jewelry are currently made by the Compensation Committee. None of the present Compensation Committee members were, at any time, an officer or employee of the Holding Company or any of its subsidiaries.

     In connection with a series of recapitalization transactions in 1993 (the "1993 Recapitalization"), the Holding Company, affiliates of Thomas H. Lee Company (together with certain transferees, the "Lee Investors"), partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors"), certain members of management of the Holding Company (the "Management Stockholders") and certain other stockholders entered into (i) the Registration Rights Agreement, which grants certain registration rights to the Lee Investors and the Management Stockholders and (ii) the Stockholders' Agreement, which granted certain rights to, and imposed certain restrictions on the rights of, the Lee Investors, the Management Stockholders and certain other stockholders. See "Certain Transactions".

     The Holding Company and Finlay Jewelry entered into management agreements with Thomas H. Lee Capital LLC (the "Lee Management Agreement") and DCMI (the "Desai Management Agreement" and collectively with the Lee Management Agreement, the "Management Agreements"), affiliates of Mr. Lee and Mr. Desai, respectively, who were members of the Compensation Committee during 2002. Pursuant to the Management Agreements, as amended, Thomas H. Lee Capital LLC and DCMI received $90,000 and $30,000 per year plus expenses, respectively, for consulting and management advisory services rendered to the Holding Company and Finlay Jewelry. The Desai Management Agreement terminated in June 2002 and the Lee Management Agreement terminated in March 2003. Each of the Management Agreements contained provisions entitling the managing company to indemnification under certain circumstances for losses incurred in the course of service to the Holding Company or Finlay Jewelry.

     In July 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 50,000 shares of Common Stock for $712,500 from Thomas H. Lee and Warren C. Smith (then directors of Finlay) along with Thomas
H. Lee Equity Partners, L.P., and other affiliates. In addition, in April 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 526,562 shares of Common Stock for $5,792,000 from Equity-Linked Investors-II, a partnership, the managing partner of the general partner of which is Rohit M. Desai, a director of Finlay.

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


EMPLOYMENT AND OTHER AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     Mr. Reiner is party to an employment agreement pursuant to which he is serving as Chairman of the Board, President and Chief Executive Officer of the Holding Company for a term expiring on January 31, 2005. In accordance with the agreement, Mr. Reiner's annual base salary is currently at an annual rate of $970,000. Under the agreement, his base salary is to be increased in increments of not less than $35,000 per year. In addition to his base salary, Mr. Reiner is entitled to an annual bonus payment based on the satisfaction by Finlay of certain financial performance criteria. Under Mr. Reiner's agreement, Finlay is required to provide Mr. Reiner with certain insurance and other ancillary benefits.

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

DIRECTORS' COMPENSATION

     Directors who are employees, or who receive fees or compensation (directly or indirectly) other than as directors, receive no additional compensation for serving as members of the Board. Mr. Kaplan receives no compensation for serving as a director of the Holding Company and Finlay Jewelry. For a discussion of certain fees paid to affiliates of Mr. Desai and Mr. Lee, who resigned as a director in March 2003, see "Compensation Committee Interlocks and Insider Participation".

     For serving as a director of the Holding Company and Finlay Jewelry, each independent non-employee director receives aggregate compensation at the rate of $20,000 per year and, also receives a fee of $1,000 for each regular and special meeting attended and a fee of $500 for each committee meeting attended. Mr. Matthews received an aggregate annual fee of $1,500 for service as chairperson of the Compensation Committee in 2002. In addition, Mr. Goldstein received an aggregate annual fee of $1,500 for service as chairperson of the Audit Committee in 2002. Effective April 2003, the chairperson of the Audit Committee will receive an aggregate annual fee of $6,000 and the chairperson for all other committees will receive an aggregate annual fee of $3,000. Each independent non-employee director generally receives, with respect to each year of service, options to purchase 5,000 shares of Common Stock, at an exercise price equal to the fair market value on the date of grant. The options typically vest on the first anniversary of the date of grant, except Mr. Matthews' options are subject to various vesting periods of up to five years.

     Mr. Reiner has an employment contract with Finlay. See information under the caption "Executive Compensation--Employment and Other Agreements and Change of Control Arrangements".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 29, 2003 by (i) each person who, to the knowledge of the Holding Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Holding Company, (ii) each of the Holding Company's directors, the Holding Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and by all current directors and executive officers as a group. The Holding Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                                                   SHARES OF COMMON STOCK
                                                                                   BENEFICIALLY OWNED (1)
                                                                            -------------------------------------

                                                                              NUMBER OF             PERCENTAGE
                                   NAME                                        SHARES                OF CLASS
    -------------------------------------------------------------------     --------------        ---------------
    FMR Corp.(2)...................................................            1,042,700                10.2%
    Mellon Financial Corporation(3)................................              883,657                 8.6%
    Palisade Capital Management, LLC(4) ...........................              835,751                 8.2%
    David B. Cornstein(1)(5).......................................              685,439                 7.4%
    Arthur E. Reiner(1)(6).........................................              559,279                 5.8%
    Investment Counselors of Maryland, LLC(7) .....................              537,025                 5.3%
    Neuberger Berman, LLC(8).......................................              498,200                 4.9%
    Leslie A. Philip(1)(9).........................................              138,000                 1.5%
    Norman S. Matthews(10).........................................              112,000                 1.2%
    Joseph M. Melvin(1)(11)........................................              102,000                 1.1%
    Edward Stein(1)(12)............................................               60,000                  *
    Michael Goldstein(13)..........................................               29,000                  *
    Bruce E. Zurlnick(1)(14).......................................               28,633                  *
    Hanne M. Merriman(15)..........................................               25,000                  *
    John D. Kerin(1)(16)...........................................               16,000                  *
    Rohit M. Desai(17).............................................                7,000                  *
    James Martin Kaplan(1).........................................                4,000                  *
    Thomas M. Murnane(1)...........................................                 -                     -
    All directors and executive officers
    as a group (13 persons)(18)....................................            1,766,351                 17.4%

-------------

 *   Less than one percent.

(1) Based on 9,204,408 shares outstanding on April 29, 2003. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 29, 2003 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days of April 29, 2003 have been exercised. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of the Holding Company's directors and executive officers) to the terms of the Stockholders' Agreement. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

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

(3) According to Amendment No. 6 dated January 15, 2003 to a Schedule 13G dated February 4, 1999, as amended, filed with the Commission by Mellon Financial Corporation ("Mellon Financial"), (i) Mellon Financial has sole power to vote 596,448 shares and sole power to dispose of 883,657 shares, and shares power to vote 97,800 shares and shares power to dispose of none of such shares, (ii) Boston Safe Deposit and Trust Company has sole power to vote 452,700 shares and sole power to dispose of 739,109 shares, and shares power to vote 97,800 shares and shares power to dispose of none of such shares, and (iii) The Boston Company, Inc. Asset Management, LLC has sole power to vote 422,100 shares and sole power to dispose of 540,200 shares, and shares power to vote 97,800 shares and shares power to dispose of none of such shares. All of the shares reported in the Schedule 13G Amendment are beneficially owned by Mellon Financial Corporation and direct or indirect subsidiaries in their various fiduciary capacities. The address for Mellon Financial Corporation is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(4) These shares represent shares reported as beneficially owned by Palisade Capital Management, LLC, an investment adviser ("Palisade"), and Palisade Concentrated Equity Partnership ("PCEP"), in a Schedule 13D filed with the Commission on April 7, 2003. According to said Schedule 13D, each of Palisade and PCEP has sole power to vote, and sole power to dispose of, all of such shares, and each of Palisade and PCEP shares power to vote, and power to dispose of, none of such shares. PCEP is an investment fund which is managed by Palisade. The address for Palisade and PCEP is One Bridge Plaza, Fort Lee, New Jersey 07024.

(5) Includes options to acquire 66,667 shares of Common Stock having an exercise price of $14.00 per share.

(6) Includes options to acquire 414,632 shares of Common Stock having exercise prices ranging from $7.05 to $14.00 per share. Also includes 100,000 shares of restricted stock.

(7) According to a Schedule 13G, dated February 6, 2003, filed with the Commission by Investment Counselors of Maryland, LLC ("Investment Counselors"), Investment Counselors has sole power to vote 389,925 shares and sole power to dispose of all the indicated shares, and shares power to vote 177,100 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of Investment Counselors, which is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G, no individual client of Investment Counselors holds more than five percent of the class. The address for Investment Counselors of Maryland, LLC is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

(8) According to Amendment No. 4 dated February 12, 2003 to a Schedule 13G dated February 10, 1999, as amended, filed with the Commission by Neuberger Berman, LLC and Neuberger Berman, Inc. (collectively, "Neuberger Berman"), Neuberger Berman, LLC is deemed to be a beneficial owner of the indicated number of shares since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, such shares, which are held by many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Neuberger Berman has sole power to vote or direct the voting of 401,200 shares, shared power to vote or direct the voting of none of such shares, sole power to dispose of or direct the disposition of none of such shares, and shared power to dispose of or direct the disposition of 498,200 shares. Employee(s) of Neuberger Berman, LLC and Neuberger Berman Management, Inc. own 235,000 shares in their own personal securities accounts.

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

(9) Includes options to acquire an aggregate of 138,000 shares of Common Stock having exercise prices ranging from $7.05 to $23.1875 per share.

(10) Includes options to acquire an aggregate of 112,000 shares of Common Stock having exercise prices ranging from $8.50 to $16.50 per share. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

(11) Includes options to acquire an aggregate of 101,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share.

(12) Includes options to acquire an aggregate of 52,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share.

(13) Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $13.4375 per share. The address of Mr. Goldstein is c/o Toys "R" Us, Inc., 461 From Road, Paramus, New Jersey 07652.

(14) Includes options to acquire an aggregate of 23,333 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share.

(15) Includes options to acquire an aggregate of 25,000 shares of Common Stock having exercise prices ranging from $8.50 to $21.3125 per share. Ms. Merriman's address is c/o Hanne Merriman Associates, 3201 New Mexico Avenue, N.W., Washington, DC 20016.

(16) Includes options to acquire an aggregate of 15,000 shares of Common Stock having exercise prices ranging from $9.85 to $14.5938 per share.

(17) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 410 Park Avenue, New York, New York 10022.

(18) Includes options to acquire an aggregate of 972,632 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share.

     Options to purchase Common Stock have been granted to employees and non-employee directors under various stock-based compensation plans. See Note 5 of Notes to Consolidated Financial Statements. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of February 1, 2003.

                                                                                                      (c)
                                                                                              NUMBER OF SECURITIES
                                                  (a)                       (b)             REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                        BE ISSUED UPON EXERCISE      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                        OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
------------------------------------    ------------------------    --------------------   --------------------------
Equity compensation plans
       approved by security holders.           1,590,335                $    11.46                  718,690(1)
Equity compensation plans not
       approved by security holders.               -                         -                          -
                                               ---------                ----------                  -------
Total...............................           1,590,335                $    11.46                  718,690
                                               =========                ==========                  =======

------------------
(1) Grants are permitted under the plans in the form of (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company's Compensation Committee; or
     (vi) any combination of the foregoing.

     On April 16, 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, subject in each case to the approval of the Holding Company's stockholders at the 2003 annual meeting (the "New Plans"). Under the New Plans, key executives of Finlay and the Holding Company's non-employee directors as directed by the Holding Company's Compensation Committee, will be eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs will be awarded under the New Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs will be subject to vesting and forfeiture as set forth in the New Plans. At the time of distribution under the New Plans, RSUs will be converted into actual shares of Common Stock of the Holding Company. Purchases and awards of RSUs under the New Plans will not further dilute any stockholder's ownership percentage beyond the dilution already permitted under the existing long term incentive plans because the shares of Common Stock to be issued or used under the New Plans will be funded solely from shares of Common Stock already available for issuance under the existing long term incentive plans.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

STOCKHOLDERS' AGREEMENT

     The Management Stockholders, the Lee Investors, all employees holding options to purchase Common Stock, certain private investors and the Holding Company are parties to the Stockholders' Agreement, which sets forth certain rights and obligations of the parties with respect to the Common Stock (including certain "come along" and "take along" rights relating to sales of Common Stock) and corporate governance of the Holding Company. Any employees of Finlay not parties to the Stockholders' Agreement, as amended, who have received or in the future receive options to purchase Common Stock in connection with their employment have also been required or will also be required, as the case may be, to become parties to the Stockholders' Agreement. The Stockholders' Agreement provides that the parties thereto must vote their shares in favor of certain directors who are nominated by Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Holding Company. The designees of Mr. Cornstein are Messrs. Cornstein and Kaplan; and Mr. Reiner is his own designee.


REGISTRATION RIGHTS AGREEMENT

     The Registration Rights Agreement grants certain registration rights to certain Management Stockholders and other investors. Lee Investors may demand registration under certain circumstances. The Registration Rights Agreement also provides that Management Stockholders holding in the aggregate at least 20% of the "Registrable Securities" then outstanding will have the right on one occasion to require the Holding Company to file a registration statement with the Commission covering all or a portion of their "Registrable Securities" in certain circumstances. In addition, under the Registration Rights Agreement, if the Holding Company proposes to register shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), either for its own account or for the account of others (other than a registration statement relating solely to employee benefit plans), then each party to the Registration Rights Agreement will have the right, subject to certain restrictions and priorities, to request that the Holding Company register its shares of Common Stock in connection with such registration. Under the Registration Rights Agreement, the holders of "Registrable Securities", on the one hand, and the Holding Company, on the other, agree to indemnify each other for certain liabilities, including liabilities under the Securities Act, in connection with any registration of shares subject to the Registration Rights Agreement.


STOCK REPURCHASES

     In July 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 50,000 shares of Common Stock for $712,500 from Thomas H. Lee and Warren C. Smith (then directors of Finlay) along with Thomas
H. Lee Equity Partners, L.P., and other affiliates. In addition, in April 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 526,562 shares of Common Stock for $5,792,000 from Equity-Linked Investors-II, a partnership, the managing partner of the general partner of which is Rohit M. Desai, a director of Finlay.


CERTAIN OTHER TRANSACTIONS

     Finlay has entered into indemnification agreements with each of Finlay's directors and certain executive officers. The indemnification agreements require, among other things, that Finlay indemnify its directors and executive officers against certain liabilities and associated expenses arising from their service as directors and executive officers of Finlay and reimburse certain related legal and other expenses. In the event of a Change of Control (as defined therein), Finlay will, upon request by an indemnitee under the agreements, create and fund a trust for the benefit of such indemnitee sufficient to satisfy reasonably anticipated claims for indemnification. Finlay will also cover each director and certain executive officers under a directors and officers liability policy maintained by Finlay in such amounts as the Board of Directors of the Holding Company finds reasonable. Although the indemnification agreements offer coverage similar to the provisions in the Holding Company's Restated Certificate of Incorporation and the Delaware General Corporation Law, they provide greater assurance to directors and officers that indemnification will be available because, as contracts, they cannot be modified unilaterally in the future by the Board of Directors or by the stockholders to eliminate the rights they provide.

     For information relating to certain transactions involving members of management or others, see "-- Compensation Committee Interlocks and Insider Participation" and "-- Employment and Other Agreements and Change of Control Arrangements" under the caption "Executive Compensation".

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Finlay Jewelry's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of Finlay Jewelry's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that Finlay Jewelry's disclosure controls and procedures are effective to ensure that information required to be disclosed by Finlay Jewelry in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Finlay Jewelry's internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  Documents filed as part of this report:

     (1)  Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this Form
         10-K.

     (2)  Financial Statement Schedules. None.

     (3)  Exhibits.

     (Exhibit Number referenced to Item 601 of Regulation S-K).



ITEM
NUMBER
------
 3.1               -        Certificate of Incorporation, as amended, of Finlay Jewelry (incorporated by reference to Exhibit 3.1 of Form S-1 Registration Statement, Registration No. 33-59580).

 3.2               -        By-laws of Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Registrant on June 10, 1993).

 4.1               -        Article Fourth of the Restated Certificate of Incorporation and Articles II and VI of
                            the Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration  Statement,
                            Registration No. 33-59380).

 4.2(a)            -        Indenture dated as of April 24, 1998 between Finlay Jewelry and Marine Midland Bank, as
                            Trustee, relating to Finlay Jewelry's 8-3/8% Senior Notes due May 1, 2008 issued by Finlay
                            Jewelry (including form of Senior Note) (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 11, 1998).

 4.2(b)            -        First Supplemental Indenture dated as of August 8, 2002 among Finlay Jewelry and HSBC Bank USA
                            (formerly  known as Marine Midland Bank), as Trustee (incorporated by reference to Exhibit 4.1 filed as part of the  Quarterly Report on Form 10-Q for the period ended August 3, 2002, filed by Finlay Jewelry on September 17, 2002).

 4.3(a)            -        Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Holding
                            Company, David B. Cornstein, Arthur E. Reiner and certain other securityholders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

 4.3(b)            -        Omnibus Amendment to Registration Rights and Stockholders' Agreements (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

 4.4               -        Registration Rights Agreement dated as of May 26, 1993 among the Company, David B.
                            Cornstein and certain other securityholders (incorporated by reference to Exhibit 4.6 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).




10.1               -        Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the
                            Holding Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly
                            Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay Jewelry on September 14,
                            1993).

10.2               -        The Holding Company's Retirement Income Plan as amended and restated February 2002
                            (incorporated  by reference to Exhibit 10.2 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.3               -        Executive Medical Benefits Plan of Finlay Jewelry and the Holding Company (incorporated by reference to Exhibit 10.3 of Form S-1 Registration Statement, Registration No. 33-59380).

10.4(a)            -        Employment Agreement dated as of January 3, 1995 among the Holding Company, Finlay Jewelry and
                            Arthur E. Reiner (incorporated by reference to Exhibit 10.7(a) of Form S-1 Registration
                            Statement, Registration No. 33-88938).

10.4(b)            -        Amendment to Employment Agreement dated as of May 17, 1995 among the Holding Company, Finlay
                            Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the
                            Annual Report on Form 10-K for the period ended February 1, 1997 filed by Finlay Jewelry on
                            May 1, 1997).

10.4(c)            -        Amendment No. 2 to Employment Agreement dated as of March 5, 1997 among the Holding Company,
                            Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by Finlay Jewelry on
                            June 17, 1997).

10.4(d)            -        Amendment No. 3 to Employment Agreement dated July 1, 1997 among the Holding Company, Finlay
                            Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.6(g) filed as part of the
                            Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on
                            March 24, 1998).

10.4(e)            -        Amendment No. 4 to Employment Agreement dated as of February 16, 2000 among the Holding
                            Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(h)
                            filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by
                            Finlay Jewelry on April 28, 2000).

10.4(f)            -        Amendment No. 5 to Employment Agreement dated as of November 29, 2000 among the Holding
                            Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(f)
                            filed as part of the Annual Report on Form 10-K for the period ended February 3, 2001 filed by
                            Finlay Jewelry on April 30, 2001).

10.5               -        Employment Agreement dated as of April 18, 1997 between Joseph M. Melvin and Finlay Jewelry
                            (incorporated by reference to Exhibit 10.8 filed as part of the Annual Report on Form 10-K for the period ended January 31, 1998, filed by Finlay Jewelry on March 24, 1998).

10.6               -        Tax Allocation Agreement dated as of November 1, 1992 between the Holding Company and Finlay
                            Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on
                            Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.7(a)            -        Management Agreement dated as of May 26, 1993 among the Holding Company, Finlay Jewelry and
                            Thomas H. Lee Company (incorporated by reference to Exhibit 28.2 filed as part of the Current
                            Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).



10.7(b)            -        Amendment to Management Agreement dated as of January 21, 2002 among the Holding Company,
                            Finlay Jewelry and Thomas H. Lee Capital, LLC (incorporated by reference to Exhibit 10.9(b)
                            filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by
                            Finlay Jewelry on April 29, 2002).

10.8(a)            -        Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay
                            Jewelry on June 30, 1993).

10.8(b)            -        Amendment No. 1 to the Holding Company's Long Term Incentive Plan (incorporated by reference to
                            Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.8(c)            -        Amendment to the Holding Company's Long Term Incentive Plan (incorporated by reference to
                            Exhibit 10.11(c) filed as part of the Annual Report on Form 10-K for the period ended February
                            2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.9               -        1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay
                            Jewelry on April 29, 2002).

10.10              -        Second Amended and Restated Credit Agreement, dated as of January 22, 2003 among General
                            Electric, Finlay Jewelry, the Holding Company, General Electric Capital Corporation ("G.E. Capital"),
                            individually and in its capacity as administrative agent, Fleet Precious Metals, Inc., individually and as documentation agent, and certain other banks and financial institutions.

10.11              -        Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay Jewelry, Inc. ("FJI"),
                            Finlay Merchandising & Buying, Inc. ("Finlay Merchandising & Buying") and eFinlay, Inc. ("eFinlay").

10.12              -        Amended and Restated Security Agreement dated as of January 22, 2003, by and among Finlay
                            Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, individually and as agent.

10.13              -        Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry,
                            FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent.

10.14              -        Amended and Restated Trademark Security Agreement dated as of January 22, 2003 by Finlay
                            Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent.

10.15              -        Amended and Restated Patent Security Agreement dated as of January 22, 2003 by Finlay Jewelry,
                            FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent.

10.16              -        Amended and Restated Copyright Security Agreement dated as of January  22,  2003 by Finlay
                            Jewelry, FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent.

10.17              -        Second Amended and Restated Open-End Mortgage Deed and Security  Agreement from Finlay Jewelry to G.E. Capital, dated February 20, 2003, effective as of January 22, 2003.

10.18              -        Form of Officer's and Director's Indemnification Agreement (incorporated by reference to
                            Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29,
                            1995 filed by Finlay Jewelry on June 3, 1995).

+

10.19(a)           -        Amended and Restated Gold Consignment Agreement dated as of March 30, 2001 (the "Amended and
                            Restated Gold Consignment Agreement") between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and
                            Sovereign Bank (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First
                            National Bank of Boston, as successor to Rhode Island Hospital Trust National Bank) ("Sovereign
                            Bank"), and the other parties which are or may become parties thereto (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly  Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.19(b)           -        First Amendment to the Amended and Restated Gold Consignment Agreement (incorporated by reference to Exhibit 10.17(b) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.19(c)           -        Second Amendment, dated September 30, 2002, to the Amended and Restated Gold Consignment
                            Agreement (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on
                            Form 10-Q for the period ended November 2, 2002 filed by Finlay Jewelry on December 13, 2002).

10.19(d)           -        Third Amendment, dated April 4, 2003, to the Amended and Restated Gold Consignment Agreement.

10.20              -        Amended and Restated Security Agreement dated as of March 30, 2001 between Finlay Jewelry,
                            eFinlay and Sovereign Bank, as agent (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.21              -        Amended and Restated Intercreditor Agreement dated as of March 30, 2001 between Sovereign Bank, as agent, and GE Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay
                            (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.22              -        Letter Agreement, dated April 4, 2002, by and between Equity-Linked Investors-II and the
                            Holding Company (incorporated by reference to Exhibit 10.20 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.23              -        Letter Agreement dated July 12, 2002 by and between Thomas H. Lee Equity Partners, L.P., the
                            Holding Company and the other parties thereto.

21.1               -        Subsidiaries of Finlay Jewelry

99.1               -        Certification of principal executive officer and principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.


     (b) Reports on Form 8-K

     On April 1, 2003, Finlay Jewelry filed a Current Report on Form 8-K under
Item 5 to announce that on March 26, 2003, Thomas H. Lee and Warren C. Smith, Jr. resigned from the Holding Company's Board of Directors and its subsidiaries, including Finlay Jewelry, and that on March 27, 2003, Mr. Lee and Mr. Smith, along with Thomas H. Lee Equity Partners, L.P. and other affiliates, sold all their equity holdings in the Holding Company to a private investor.

     On April 18, 2003, Finlay Jewelry filed a Current Report on Form 8-K under
Item 12 to announce that the Holding Company had adopted new accounting guidance for vendor allowances (EITF 02-16) retroactive to the beginning of fiscal 2002 and had changed its method of accounting for such allowances going forward. As a result, the Holding Company has adjusted its reported earnings for the 2002 fiscal year to include a one-time, non-cash after-tax charge of $17.2 million, which is classified as a "cumulative effect of a change in accounting principle."

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Finlay Fine Jewelry Corporation

Date: May 1, 2003                         By:       /s/ ARTHUR E. REINER
                                                    --------------------
                                                      Arthur E. Reiner
                                                    Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                     NAME                                              TITLE                                DATE
                     ----                                              -----                                ----
             /s/ ARTHUR E. REINER                    Chairman of the Board,                               May 1, 2003
-----------------------------------------------      Chief Executive Officer and Director
               Arthur E. Reiner                      (Principal Executive Officer)


            /s/ BRUCE E. ZURLNICK                    Senior Vice President, Treasurer and                 May 1, 2003
-----------------------------------------------      Chief Financial Officer (Principal
              Bruce E. Zurlnick                      Financial and Accounting Officer)


            /s/ DAVID B. CORNSTEIN                   Director                                             May 1, 2003
-----------------------------------------------
              David B. Cornstein

            /s/ NORMAN S. MATTHEWS                   Director                                             May 1, 2003
-----------------------------------------------
              Norman S. Matthews

           /s/ JAMES MARTIN KAPLAN                   Director                                             May 1, 2003
-----------------------------------------------
             James Martin Kaplan

              /s/ ROHIT M. DESAI                     Director                                             May 1, 2003
-----------------------------------------------
                Rohit M. Desai

            /s/ HANNE M. MERRIMAN                    Director                                             May 1, 2003
-----------------------------------------------
              Hanne M. Merriman

            /s/ THOMAS M. MURNANE                    Director                                            May 1, 2003
-----------------------------------------------
              Thomas M. Murnane

            /s/ MICHAEL GOLDSTEIN                    Director                                             May 1, 2003
-----------------------------------------------
              Michael Goldstein

              /s/ JOHN D. KERIN                      Director                                             May 1, 2003
-----------------------------------------------
                John D. Kerin

                                 CERTIFICATIONS



I, Arthur E. Reiner, certify that:

1. I have reviewed this annual report on Form 10-K of Finlay Fine Jewelry
Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003
                                           /s/ Arthur E. Reiner
                                           -----------------------------------
                                           Arthur E. Reiner
                                           Chairman and Chief Executive
                                           Officer

I, Bruce E. Zurlnick, certify that:

1. I have reviewed this annual report on Form 10-K of Finlay Fine Jewelry
Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003
                                         /s/ Bruce E. Zurlnick
                                         --------------------------------
                                         Bruce E. Zurlnick
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

                         FINLAY FINE JEWELRY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report.................................................................................F-2

Previously Issued Report of Independent Public Accountants...................................................F-3

Consolidated Statements of Operations for the years ended February 1, 2003,
   February 2, 2002 and February 3, 2001.....................................................................F-4

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002......................................F-5

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
   for the years ended February 1, 2003, February 2, 2002 and February 3, 2001...............................F-6

Consolidated Statements of Cash Flows for the years ended February 1, 2003,
   February 2, 2002 and February 3, 2001.....................................................................F-7

Notes to Consolidated Financial Statements...................................................................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
    of Finlay Fine Jewelry Corporation

We have audited the accompanying consolidated balance sheet of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of February 1, 2003, and the related consolidated statements of operations, changes in stockholder's equity and comprehensive income and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the fiscal years ended February 2, 2002 and February 3, 2001, before the inclusion of the transitional disclosures discussed in Note 5 with respect to Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock Based Compensation - Transition and Disclosure and in Note 2 with respect to SFAS
No. 142, Goodwill and Other Intangible Assets, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 1, 2003, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to SFAS No. 142.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for vendor allowances in 2002 to conform to Emerging Issues Task Force Issue No. 02-16.

As discussed above, the Company's fiscal 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. These financial statements have been revised to include the transitional disclosures required by SFAS No. 148 and SFAS No. 142. Our audit procedures with respect to the transitional disclosures included in Notes 5 and 2 with respect to 2001 and 2000 included (1) comparing the amount of stock-based compensation expense to the Company's underlying analysis obtained from management, (2) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing stock based compensation and amortization expense related to goodwill, (including any related tax effects) recognized in those periods, to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the reconciliation of adjusted or pro forma net income, as applicable, to reported net income. In our opinion, the disclosures for 2001 and 2000 in Notes 5 and 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

                                                          DELOITTE & TOUCHE LLP
New York, New York
April 14, 2003

      The following report is a copy of a previously issued Report of Independent Public Accountants. This report relates to prior years' financial statements. This report has not been reissued by Arthur Andersen LLP. Arthur Andersen reported on the 2001 and 2000 consolidated financial statements prior to the transitional disclosures discussed in Notes 2 and 5.


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


                                                           ARTHUR ANDERSEN LLP
New York, New York
March 20, 2002

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                         YEAR ENDED
                                                                     ----------------------------------------------------
                                                                      FEBRUARY 1,       FEBRUARY 2,        FEBRUARY 3,
                                                                         2003               2002               2001
                                                                     --------------    ---------------    ---------------
Sales...........................................................     $    930,709      $    952,789       $  1,000,120
Cost of sales...................................................          450,532           479,255            496,291
                                                                     --------------    ---------------    ---------------
    Gross margin................................................          480,177           473,534            503,829
Selling, general and administrative expenses....................          398,578           393,457            409,019
Credit associated with the sale and closure of Sonab............           (1,432)            -                   -
Depreciation and amortization...................................           17,566            20,089             17,549
                                                                     --------------    ---------------    ---------------
    Income from operations......................................           65,465            59,988             77,261
Interest expense, net...........................................           17,927            19,989             23,117
                                                                     --------------    ---------------    ---------------
    Income before income taxes and cumulative effect of
         accounting change......................................           47,538            39,999             54,144
Provision for income taxes......................................           18,510            16,672             22,715
                                                                     --------------    ---------------    ---------------
     Income before cumulative effect of accounting change.......           29,028            23,327             31,429
Cumulative effect of accounting change, net of tax..............           17,209              -                   -
                                                                     --------------    ---------------    ---------------
     Net income.................................................     $     11,819      $     23,327       $     31,429
                                                                     ==============    ===============    ===============







       The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     FEBRUARY 1,        FEBRUARY 2,
                                                                                         2003              2002
                                                                                     -------------     --------------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $    68,485       $    49,222
  Accounts receivable - department stores......................................           19,985            17,505
  Other receivables............................................................           30,879            25,953
  Merchandise inventories......................................................          263,544           304,508
  Prepaid expenses and other...................................................            3,237             2,351
  Deferred income taxes........................................................            9,858              -
                                                                                     -------------     --------------
     Total current assets .....................................................          395,988           399,539
                                                                                     -------------     --------------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements.....................          120,946           119,743
  Less - accumulated depreciation and amortization.............................           50,575            47,717
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           70,371            72,026
                                                                                     -------------     --------------
Deferred charges and other assets, net.........................................           21,170            20,811
Goodwill.......................................................................           91,046            91,046
                                                                                     -------------     --------------
     Total assets..............................................................      $   578,575       $   583,422
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable - trade.....................................................      $   113,275       $   132,156
  Accrued liabilities:
     Accrued salaries and benefits.............................................           17,734            19,369
     Accrued miscellaneous taxes...............................................            6,841             6,521
     Accrued interest..........................................................            3,733             3,597
     Deferred income...........................................................           10,493              -
     Other.....................................................................           14,450            13,496
  Income taxes payable.........................................................           50,035            44,771
  Deferred income taxes........................................................             -                3,001
  Due to parent................................................................            5,467             3,294
                                                                                     -------------     --------------
     Total current liabilities.................................................          222,028           226,205
Long-term debt.................................................................          150,000           150,000
Deferred income taxes..........................................................           18,527            13,399
Other non-current liabilities..................................................              204               222
                                                                                     -------------     --------------
     Total liabilities.........................................................          390,759           389,826
                                                                                     -------------     --------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................            -                  -
  Additional paid-in capital...................................................           82,975            82,975
  Retained earnings............................................................          104,786           110,525
  Accumulated other comprehensive income.......................................               55                96
                                                                                     -------------     --------------
     Total stockholder's equity................................................          187,816           193,596
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   578,575       $   583,422
                                                                                     =============     ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                         COMMON STOCK                                 ACCUMULATED
                                     ---------------------  ADDITIONAL    RETAINED       OTHER           TOTAL
                                       NUMBER                PAID- IN     EARNINGS    COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
                                      OF SHARES    AMOUNT     CAPITAL     (DEFICIT)       INCOME         EQUITY           INCOME
                                     -----------  --------  -----------  -----------  -------------  --------------   -------------
Balance, January 29, 2000........       1,000     $   -      $ 82,975     $  74,051     $    -         $ 157,026
  Net income.....................         -           -           -          31,429          -            31,429        $ 31,429
                                                                                                                        --------
  Comprehensive income...........                                                                                       $ 31,429
                                                                                                                        ========
  Dividends on common stock......         -           -           -          (9,032)         -            (9,032)
                                       ------     -------    --------     ---------     ---------      ---------
Balance, February 3, 2001........       1,000         -        82,975        96,448          -           179,423
  Net income.....................         -           -           -          23,327          -            23,327        $ 23,327
  Fair value of gold forward
    contracts at February 4, 2001         -           -           -            -             24               24              24
  Change in fair value of gold
    forward contracts............         -           -           -            -             72               72              72
                                                                                                                        --------
  Comprehensive income...........                                                                                       $ 23,423
                                                                                                                        ========
  Dividends on common stock......         -           -           -          (9,250)         -            (9,250)
                                       ------     -------    --------     ---------     ---------      ---------
Balance, February 2, 2002........       1,000         -        82,975       110,525          96          193,596
  Net income.....................         -           -           -          11,819          -            11,819        $ 11,819
  Change in fair value of gold
    forward contracts ...........         -           -           -            -            (41)             (41)            (41)
                                                                                                                        --------
  Comprehensive income...........                                                                                       $ 11,778
                                                                                                                        ========
  Dividends on common stock......         -           -           -         (17,558)         -           (17,558)
                                       ------     -------    --------     ---------     ---------      ---------
Balance, February 1, 2003........       1,000     $   -      $ 82,975     $ 104,786     $    55        $ 187,816
                                       ======     =======    ========     =========     =========      =========





        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEAR ENDED
                                                                               -----------------------------------------------
                                                                               FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 3,
                                                                                   2003            2002             2001
                                                                               -------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................     $   11,819       $   23,327      $   31,429
  Adjustments to reconcile net income to net cash provided
     from operating activities:
  Cumulative effect of accounting change ..................................         17,209            -                -
  Depreciation and amortization............................................         17,566           20,089          17,549
  Amortization of deferred financing costs ................................          1,040            1,025           1,013
  Credit associated with the sale and closure of Sonab ....................         (1,432)           -                -
  Deferred income taxes ...................................................          5,128            1,729           1,068
  Other, net...............................................................            255            2,606             470
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables.................         (7,406)          10,310          (9,165)
     (Increase) decrease in merchandise inventories........................         24,348           22,003         (30,892)
     (Increase) decrease in prepaid expenses and other.....................           (886)             530            (814)
     Increase (decrease) in accounts payable and accrued liabilities.......        (14,222)         (35,004)         23,508
     Increase (decrease) in deferred income taxes..........................         (1,146)             (96)          1,423
     Increase (decrease) in due to parent..................................            267           (3,883)         (1,134)
                                                                                -------------    ------------    --------------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES........................         52,540           42,636          34,455
                                                                                -------------    ------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............        (12,489)         (13,850)        (14,120)
  Deferred charges and other, net..........................................         (3,261)          (4,347)         (4,022)
  Proceeds from sale of Sonab assets.......................................          -                  765           7,592
  Payment for purchase of J.B. Rudolph assets..............................          -                -             (20,605)
  Proceeds from sale of outlet assets......................................          -                -                 752
                                                                                -------------    ------------    --------------
        NET CASH USED IN INVESTING ACTIVITIES..............................        (15,750)         (17,432)        (30,403)
                                                                                -------------    ------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................        654,459          726,915         743,852
  Principal payments on revolving credit facility..........................       (654,459)        (726,915)       (743,852)
  Capitalized financing costs .............................................         (1,875)           -                -
  Payment of dividends.....................................................        (15,652)          (7,231)         (7,640)
                                                                                -------------    ------------    --------------
        NET CASH USED IN FINANCING ACTIVITIES..............................        (17,527)          (7,231)         (7,640)
                                                                                -------------    ------------    --------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH............................          -                -                  79
                                                                                -------------    ------------    --------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            19,263           17,973          (3,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................         49,222           31,249          34,758
                                                                                -------------    ------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................     $   68,485       $   49,222      $   31,249
                                                                                =============    ============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid............................................................     $   16,751       $   18,950      $   22,154
                                                                                =============    ============    ==============
  Income taxes paid........................................................     $    8,964       $   14,643      $    4,622
                                                                                =============    ============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION OF THE COMPANY AND SIGNIFICANT TRANSACTIONS

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly owned subsidiaries "Finlay Jewelry"), is a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"). References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation ("G.E. Capital") and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility").


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Finlay Jewelry and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     FISCAL YEAR: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 2003, 2002, 2001 and 2000 relate to the fiscal years ended on January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. Changes in the market value of futures contracts are accounted for as an addition to, or reduction from, the inventory cost. For the years ended February 1, 2003, February 2, 2002 and February 3, 2001, the gain/loss on open futures contracts was not material. At both February 1, 2003 and February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold totaling 4,000 fine troy ounces and 17,500 fine troy ounces, respectively, valued at $1.4 million and $4.8 million, respectively. The fair value of gold under such contracts was $1.5 million and $4.9 million at February 1, 2003 and February 2, 2002, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         HEDGING: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. Finlay Jewelry adopted SFAS No. 133 on February 4, 2001 and recorded $24,000 as a cumulative transition adjustment (increasing other comprehensive income). At February 1, 2003, the fair value of the gold forward contracts resulted in the recognition of an asset of $93,600. The amount recorded in accumulated other comprehensive income of $55,000, net of tax, is expected to be reclassified into earnings during 2003.

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

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the fixed assets ranging from three to thirty-nine years.

      SOFTWARE DEVELOPMENT COSTS: Software development costs have been accounted for in accordance with Statement of Position (the "SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred. Amortization is computed by the straight-line method over the estimated useful lives of the software ranging from three to seven years.

       Included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets at February 1, 2003 and February 2, 2002, are gross capitalized software costs of $27,526,000 and $24,254,000, respectively, and accumulated amortization of $10,300,000 and $6,564,000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL: On February 3, 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. During the first quarter of 2002, a transitional goodwill impairment test was performed and Finlay Jewelry determined that there was no impairment of goodwill. Further, as required by SFAS No. 142, an annual impairment test was completed at the end of fiscal 2002 and Finlay Jewelry determined that there was no impairment. The following is a reconciliation of reported Net income adjusted to reflect the impact of the discontinuance of goodwill amortization for 2001 and 2000. Finlay Jewelry's actual 2002 Net income is shown for comparative purposes.


                                                                        FISCAL YEARS ENDED
                                                            --------------------------------------------
                                                            FEBRUARY 1,      FEBRUARY 2,     FEBRUARY 3,
                                                               2003             2002            2001
                                                            ------------    ------------     -----------
                                                                            (IN THOUSANDS)
           NET INCOME:
           Reported net income ..........................   $   11,819       $  23,327       $  31,429
           Add: Goodwill amortization....................         -              3,753           3,711
           Less: Tax impact of deductible goodwill.......         -               (320)           (303)
                                                            ------------     ------------    -----------
           Adjusted net income...........................   $   11,819       $  26,760        $ 34,837
                                                            ============     ============    ===========


     DEBT ISSUANCE COSTS: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net deferred debt issuance costs totaled $3,453,000 at February 1, 2003 and $2,788,000 at February 2, 2002. The debt issuance costs are reflected as a component of Deferred charges and other assets, net, in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 2002, 2001 and 2000 totaled $1,022,000, $1,025,000 and
$1,013,000, respectively, and have been recorded as a component of Interest expense, net, in the accompanying Consolidated Statements of Operations.

     REVENUE RECOGNITION: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2002, 2001 and 2000, gross advertising expenses were $48,975,000, $53,029,000 and $59,434,000, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

     VENDOR ALLOWANCES: Finlay Jewelry receives allowances from its vendors through a variety of programs and arrangements, including cooperative advertising. The allowances are generally intended to offset Finlay Jewelry's costs of promoting, advertising and selling the vendors' products in its departments. Vendor allowances are recognized as a reduction of cost of sales or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or SG&A.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In March 2003, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor"("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax. As of February 3, 2002, deferred vendor allowances totaled (i) $17,129,000 for owned merchandise, and (ii) $12,306,000 for merchandise received on consignment. As of February 1, 2003, Finlay Jewelry's fiscal year end, deferred vendor allowances totaled (i) $18,452,000 for owned merchandise, which is included as an offset to Merchandise inventories on the 2002 Consolidated Balance Sheet, and (ii) $10,493,000 for merchandise received on consignment, which is included as Deferred income on the 2002 Consolidated Balance Sheet. In 2002, this change resulted in the reclassification of vendor allowances of $20.0 million, which had previously been accounted for as a reduction to SG&A, to now reduce cost of sales and consequently, increase gross margin. Finlay Jewelry's 2002 unaudited quarterly financial data has been revised to reflect this change in accounting method (refer to Note 10). The adoption of EITF 02-16 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry in 2003.

     During 2001 and 2000, Finlay Jewelry recorded its vendor allowances as an offset to gross advertising expenses, which is included in SG&A on the Consolidated Statements of Operations. For 2001 and 2000, the unaudited pro forma impact of the adoption of EITF 02-16, as if it had occurred prior to 2000, was to decrease cost of sales and increase SG&A by $20,374,000 and $23,665,000, respectively. For both years, Net income would not have been materially different (unaudited).

     CASH EQUIVALENTS: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

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

     STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. Finlay has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS No. 148. Pro forma net income is disclosed in Note 5. Deferred stock-based compensation is amortized using the straight-line method over the vesting period.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for Finlay Jewelry in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of Finlay Jewelry.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred. This Statement also establishes fair value as the objective for initial measurement of the liabilities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

     ACCOUNTING STANDARD TO BE ADOPTED IN 2003: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections", which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the Statement provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company's statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.


NOTE 3--MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:


                                                                    FEBRUARY 1,            FEBRUARY 2,
                                                                       2003                    2002
                                                                  ----------------       -----------------
                                                                              (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO") basis)........................  $     275,339          $        314,473
Less:  Excess of FIFO cost over LIFO inventory value............         11,795                     9,965
                                                                  ----------------       -----------------
                                                                  $     263,544          $        304,508
                                                                  ================       =================

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

     In accordance with EITF 02-16, Merchandise inventories has been reduced by $18.5 million as of February 1, 2003 to reflect the vendor allowances as a reduction in the cost of the merchandise. The LIFO method had the effect of decreasing income before income taxes in 2002, 2001 and 2000 by $2,342,000 (excluding a cumulative LIFO benefit of $512,000 relating to the adoption of EITF 02-16), $3,783,000 and $1,801,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $359,676,000 and $359,729,000 at February 1, 2003 and
February 2, 2002, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 2003 and February 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 134,785 and 127,519 fine troy ounces, respectively, valued at approximately $49.5 million and $36.0 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 1, 2003 and February 2, 2002, was approximately 2.8% and 3.0%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 are consignment fees of $1,153,000, $1,228,000 and $979,000, respectively.

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

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended February 1, 2003.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SHORT AND LONG-TERM DEBT

     The Holding Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay Jewelry with a Revolving Credit Facility of up to $225.0 million. The Revolving Credit Facility matures in January 2008, and allows borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Facility are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

     Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. "Index Rate" is defined as the higher of (i) the prime rate and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee which could range from 1.0% to 2.0%, per annum, depending on the financial performance of Finlay, of the face amount of letters of credit guaranteed under the Revolving Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.375% per annum. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its covenants as of and for the year ended February 1, 2003.

     There were no amounts outstanding at February 1, 2003 or February 2, 2002 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2002, 2001 and 2000 were $111,356,000, $125,231,000 and $155,559,000, respectively. The average amounts outstanding for the same periods were $61,151,000, $80,753,000 and $96,612,000, respectively.
The weighted average interest rates were 3.9%, 5.5% and 8.6% for 2002, 2001 and 2000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED)

At February 1, 2003 and February 2, 2002, Finlay had letters of credit outstanding totaling $7.3 million and $4.3 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:


                                                                         FEBRUARY 1,        FEBRUARY 2,
                                                                             2003              2002
                                                                         -------------     --------------
                                                                                 (IN THOUSANDS)
         Senior Notes (a).........................................       $    150,000      $    150,000
                                                                         =============     ==============

---------------------
       (a) On April 24, 1998, Finlay Jewelry issued 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (as amended, the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

       The fair value of the Senior Notes at February 1, 2003, determined based on market quotes, was approximately $140,438,000.

       On April 24, 1998, the Holding Company issued 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Debentures are not redeemable prior to May 1, 2003. Thereafter, the Senior Debentures will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Debentures (as amended, the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures")), each holder of the Senior Debentures will have the right to require the Holding Company to repurchase its Senior Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Debentures rank pari passu in right of payment with all unsubordinated indebtedness of the Holding Company and senior in right of payment to all subordinated indebtedness of the Holding Company. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED)

       operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Senior Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

       The fair value of the Senior Debentures, determined based on market quotes, was approximately $67,500,000 at February 1, 2003.

     Finlay was in compliance with all of the provisions of the Senior Indentures as of and for the year ended February 1, 2003.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2008 and thereafter are as follows:


                                                                           (IN THOUSANDS)
                                                                           ---------------
                2003................................................         $      -
                2004................................................                -
                2005................................................                -
                2006................................................                -
                2007................................................                -
                Thereafter..........................................             150,000
                                                                           ---------------
                                                                             $   150,000
                                                                           ===============


     Interest expense for 2002, 2001 and 2000 was $18,015,000, $20,089,000 and
$23,229,000, respectively. Interest income for the same periods was $88,000, $100,000 and $112,000, respectively.


NOTE 5--LONG TERM INCENTIVE PLANS AND OTHER

     The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in the Holding Company's common stock, par value $.01 per share ("Common Stock"), at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of February 1, 2003, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 455,320 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

options range from $7.23 per share to $16.50 per share.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 1,135,015 shares, as of February 1, 2003, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $7.05 per share to $24.31 per share.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income would be as follows:


                                                                                FISCAL YEAR ENDED
                                                                   --------------------------------------------
                                                                   FEBRUARY 1,       FEBRUARY       FEBRUARY 3,
                                                                      2003            2, 2002           2001
                                                                   ------------     ------------    -----------
                                                                                   (IN THOUSANDS)
           NET INCOME:
           Reported net income...........................          $   11,819       $  23,327       $  31,429
           Less: Stock-based compensation determined
                    under the fair value method, net of tax              (675)           (716)         (2,060)
                                                                   ------------     ------------    -----------
           Pro forma net income...........................         $   11,144       $  22,611       $  29,369
                                                                   ============     ============    ===========


     The fair value of options granted in 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $12.01 in 2002, $7.48 in 2001 and $12.75 in 2000 and the following weighted average assumptions: risk free interest rate of 4.73%, 4.62% and 6.80% for 2002, 2001 and 2000, respectively, expected life of seven years for each of 2002, 2001 and 2000 and volatility of 56.56% for 2002, 51.13% for 2001 and 49.48% for 2000. The weighted average fair value of options granted in 2002, 2001 and 2000 was $4.33, $2.57 and $5.22, respectively.

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 2002, 2001 and 2000:


                                                  2002                          2001                            2000
                                       ---------------------------    --------------------------     ---------------------------
                                       NUMBER OF       WTD. AVG.      NUMBER OF      WTD. AVG.        NUMBER OF      WTD. AVG.
                                        OPTIONS        EX. PRICE       OPTIONS       EX. PRICE         OPTIONS       EX. PRICE
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at beginning of year...     1,650,035      $    11.26      1,361,036     $    12.10       1,138,400      $     9.79
Granted............................        35,000           12.01        324,000           7.48         272,100           12.75
Exercised..........................       (87,627)           8.04        (14,967)          8.13         (10,633)           7.94
Forfeited..........................        (7,073)          10.78        (20,034)          9.84         (38,831)          13.73
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at end of year.........     1,590,335      $    11.46      1,650,035     $    11.26       1,361,036      $    12.10
                                       ===========     ===========    ===========    ===========     ============    ===========
Exercisable at end of year.........     1,078,482      $    12.27        973,421     $    12.22         880,282      $    11.89

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

     The options outstanding at February 1, 2003 have exercise prices between $7.05 and $24.31, with a weighted average exercise price of $11.46 and a weighted average remaining contractual life of 5.22 years. Options generally vest in five years and expire in ten years from their dates of grant.

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 29, 2003. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During 2002, the Holding Company repurchased 733,612 shares for $8,426,000 including (i) the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay and (ii) the repurchase of an aggregate 50,000 shares for $712,500 from a partnership and a trust affiliated with a former director of Finlay and certain other persons affiliated therewith. During 2001 and 2000, the Holding Company repurchased a total of 599,330 shares for $5,367,000.

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

                         FINLAY FINE JEWELRY CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 6--LEASE AGREEMENTS (CONTINUED)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                       FISCAL YEAR ENDED
                                                         -----------------------------------------------
                                                          FEBRUARY 1,       FEBRUARY       FEBRUARY 3,
                                                             2003            2, 2002           2001
                                                         --------------    ------------    -------------
           Minimum fees..............................    $     2,129       $    10,1514    $    15,8514
           Contingent fees...........................        152,233            147,633         149,245
                                                         --------------    ------------    -------------
                Total................................    $   154,362       $    157,784    $    165,096
                                                         ==============    ============    =============


     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 1, 2003:


                                                                             (IN THOUSANDS)
                                                                             --------------
                  2003.................................................       $    1,974
                  2004.................................................            1,995
                  2005.................................................            1,930
                  2006.................................................            1,917
                  2007.................................................            1,917
                  Thereafter...........................................            1,278
                                                                             --------------
                       Total minimum payments required.................        $  11,011
                                                                             ==============


NOTE 7--PROFIT SHARING PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Finlay's contributions totaled $2,011,000, $1,856,000 and $1,989,000 for 2002, 2001 and 2000,
respectively.


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at year end are as follows:

                                                                                        FEBRUARY 1,      FEBRUARY 2,
                                                                                           2003              2002
                                                                                        ------------     -------------
                                                                                               (IN THOUSANDS)
Deferred Tax Assets
  Vendor allowances..............................................................         $  11,722        $     -
  Uniform inventory capitalization...............................................             3,790            4,024
  Expenses not currently deductible..............................................             3,008            1,731
  AMT credit.....................................................................               566              566
                                                                                        ------------     -------------
                                                                                             19,086            6,321
    Valuation allowance..........................................................               100              100
                                                                                        ------------     -------------
     Total current...............................................................            18,986            6,221
                                                                                        ------------     -------------
  Deferred financing costs-non-current...........................................               126              139
                                                                                        ------------     -------------
     Total non-current...........................................................               126              139
                                                                                        ------------     -------------
        Total deferred tax assets................................................            19,112            6,360
                                                                                        ------------     -------------
Deferred Tax Liabilities
  LIFO inventory valuation.......................................................             9,128            9,222
                                                                                        ------------     -------------
     Total current...............................................................             9,128            9,222
                                                                                        ------------     -------------
Depreciation and amortization....................................................            18,653           13,538
                                                                                        ------------     -------------
     Total non-current...........................................................            18,653           13,538
                                                                                        -----------      -------------
        Total deferred tax liabilities...........................................            27,781           22,760
                                                                                        ------------     -------------
          Net deferred income tax liabilities....................................       $     8,669      $    16,400
                                                                                        ============     =============
     Net current deferred income tax (assets) liabilities........................       $    (9,858)     $     3,001
     Net non-current deferred income tax liabilities.............................            18,527           13,399
                                                                                        ------------     -------------
          Net deferred income tax liabilities....................................       $     8,669       $   16,400
                                                                                        ============     =============

The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):

                                                                      FISCAL YEAR ENDED
                                                         ---------------------------------------------
                                                         FEBRUARY 1,      FEBRUARY 2,     FEBRUARY 3,
                                                             2003            2002            2001
                                                         -------------    ------------    ------------
           Current taxes.............................      $ 14,528       $   15,042      $   20,224
           Deferred taxes............................         3,982            1,630           2,491
                                                         -------------    ------------    ------------
           Income tax expense........................      $ 18,510       $   16,672      $   22,715
                                                         =============    ============    ============

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                      FISCAL YEAR ENDED
                                                         ---------------------------------------------
                                                         FEBRUARY 1,       FEBRUARY        FEBRUARY
                                                             2003           2, 2002         3, 2001
                                                         -------------    ------------    ------------
     Federal Statutory provision....................     $    16,638      $    13,999     $    18,950
     State tax, net of federal benefit..............           1,650            1,467           2,566
     Non-deductible amortization....................             -              1,037           1,037
     Other..........................................             222              169             162
                                                         -------------    ------------    ------------
     Provision for income taxes.....................     $    18,510      $    16,672     $    22,715
                                                         =============    ============    ============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--INCOME TAXES (CONTINUED)

     In 2002, Finlay Jewelry recorded an income tax benefit of $11,713,000 in connection with the cumulative effect of accounting change.

     At October 31, 2002, Finlay Jewelry had a net operating loss ("NOL") carryforward for tax purposes of approximately $1,600,000 which expires in 2005. At October 31, 2002, Finlay Jewelry also had Alternative Minimum Tax Credit carryovers of $566,000 which may be used indefinitely to reduce federal income taxes. SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryforward exists as of February 1, 2003. Management determined at February 1, 2003 that, based upon Finlay Jewelry's history of operating results and its expectations for the future, no additional valuation allowance is warranted.


NOTE 9--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of two years and has a remaining aggregate minimum value of $1,975,000 as of February 1, 2003.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. During 2002, dividends of $17,558,000 were declared by Finlay Jewelry and $15,652,000 was distributed to the Holding Company. During 2001, dividends of $9,250,000 were declared by Finlay Jewelry and $7,231,000 was distributed to the Holding Company. During 2000, dividends of $9,032,000 were declared by Finlay Jewelry and $7,640,000 was distributed to the Holding Company.

     Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Over the past three years, approximately 70% of Finlay's sales were from operations in the May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which approximately 47% and 23% represented Finlay's sales in May and Federated, respectively. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

     Finlay Jewelry has not provided any third-party financial guarantees as of February 1, 2003.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2002 and 2001 (dollars in thousands). In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", the 2002 quarterly financial data has been revised to reflect Finlay Jewelry's retroactive adoption of EITF 02-16 to the beginning of 2002.


                                                                     FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                      ------------------------------------------------------------------
                                                         FIRST            SECOND            THIRD            FOURTH
                                                        QUARTER           QUARTER          QUARTER         QUARTER (a)
                                                      ------------     --------------    ------------     --------------
  As Revised:
  -----------
  Sales..........................................     $   187,365       $  187,130       $   168,359      $   387,855
  Gross margin...................................          98,156           95,962            87,897          198,162
  Selling, general and administrative
      expenses...................................          87,835           86,518            82,852          141,373
  Income from operations.........................           5,964            5,007               658           53,836
  Income (loss) before cumulative effect
      of accounting change.......................           1,190              447            (2,173)          29,564
  Cumulative effect of accounting change,
      net of tax.................................         (17,209)              -               -                -
  Net income (loss)..............................         (16,019)             447            (2,173)          29,564



                                                                 FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                      -----------------------------------------------
                                                         FIRST            SECOND            THIRD
                                                        QUARTER           QUARTER          QUARTER
                                                      ------------     --------------    ------------
  As Previously Reported:
  -----------------------
  Sales..........................................     $   187,365       $  187,130       $   168,359
  Gross margin...................................          93,991           91,810            84,157
  Selling, general and administrative
      expenses...................................          84,258           81,911            78,850
  Income from operations.........................           5,376            5,462               920
  Net income (loss)..............................             840              718            (2,017)



                                                                     FISCAL YEAR ENDED FEBRUARY 2, 2002
                                                      ------------------------------------------------------------------
                                                         FIRST            SECOND            THIRD            FOURTH
                                                        QUARTER           QUARTER          QUARTER           QUARTER
                                                      ------------     --------------    ------------     --------------
  Sales..........................................     $   193,249       $ 196,167         $  175,292        $ 388,081
  Gross margin...................................          98,368          97,687             87,612          189,867
  Net income (loss)..............................            (482)            153             (2,123)          25,779

-----------------
(a) Net income in the fourth quarter includes a credit for the Company's revision of its original estimate for closure expenses associated with the sale and closure of Sonab in the amount of $852,000, net of tax. Refer to
     Note 13.

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


NOTE 12--STORE GROUP CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division in which Finlay operated 23 departments. Finlay closed the majority of the Stern's departments during the second quarter of 2001 and, as a result, recorded a charge of approximately $1.0 million related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. In 2001, Finlay recorded a charge of approximately $150,000 related to the write-off of fixed assets and employee severance. During 2002, sales were reduced by approximately $31.0 million compared to the prior year as a result of the closing of Stern's, Liberty House and another smaller host store group.


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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--SALE AND CLOSURE OF SONAB (CONTINUED)


     Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The pre-tax components of the charge, the related income tax effects and the net cash portion of the charge are as follows (dollars in millions):

       Costs associated with the write-down of inventory for liquidation................        $    7.8
       Costs associated with the write off of undepreciated fixed assets................             1.5
       Realization of foreign exchange losses...........................................             9.2
       Payroll and severance costs......................................................             5.0
       Other close-down costs (a).......................................................             5.1
                                                                                                ----------

       Sub-total........................................................................            28.6
       Income tax benefit...............................................................           (11.6)
                                                                                                ----------

       Net after tax....................................................................            17.0
       Non cash--foreign exchange losses above...........................................           (9.2)
                                                                                                ----------

       Net cash portion of charge.......................................................        $    7.8
                                                                                                ==========

--------------
(a) Including transfer of inventory, furniture removal, main office costs during close-down period, lease termination costs, litigation and professional fees.

     All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. As of February 1, 2003, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability and, as a result, recorded a credit of $1.4 million. To date, Finlay Jewelry has charged a total of $26.4 million against its revised estimate of $27.2 million. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments.