Form 10-Q
period 2003-05-03
FINLAY FINE JEWELRY CORP
filed 2003-06-17
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 3, 2003
                                              -----------

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

                           Yes   X*                           No
                               -----                             ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                                No  X
                               -----                             ----

As of June 13, 2003 there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act and is voluntarily filing this Quarterly Report on Form 10Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 3, 2003

                                      INDEX


                                                                                                            PAGE(S)
                                                                                                            -------
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks ended
                           May 3, 2003 and May 4, 2002.........................................................1

                           Consolidated Balance Sheets as of May 3, 2003 and
                           February 1, 2003....................................................................2

                           Consolidated Statements of Changes in Stockholder's Equity for the year ended February 1, 2003 and the thirteen weeks ended May 3, 2003.....................3

                           Consolidated Statements of Cash Flows for the thirteen weeks ended
                           May 3, 2003 and May 4, 2002.........................................................4

                           Notes to Consolidated Financial Statements..........................................5

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................12

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................20

         Item 4.           Controls and Procedures............................................................21


PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K...................................................22

SIGNATURES....................................................................................................24

CERTIFICATIONS................................................................................................25

PART I - FINANCIAL INFORMATION
 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ------------------------------------
                                                                                                         MAY 4,
                                                                                   MAY 3,                 2002
                                                                                    2003             (AS RESTATED)
                                                                               ---------------      ---------------
Sales....................................................................         $ 186,208            $ 187,365
Cost of sales............................................................            89,859               89,209
                                                                                  ---------            ---------
    Gross margin.........................................................            96,349               98,156
Selling, general and administrative expenses.............................            88,269               87,835
Depreciation and amortization............................................             4,366                4,357
                                                                                  ---------            ---------
    Income from operations...............................................             3,714                5,964
Interest expense, net....................................................             4,083                4,276
                                                                                  ---------            ---------
    Income (loss) before income taxes and cumulative effect
          of accounting change...........................................              (369)               1,688
Provision (benefit) for income taxes.....................................              (135)                 498
                                                                                  ---------            ---------
    Income (loss) before cumulative effect of accounting change..........              (234)               1,190
Cumulative effect of accounting change, net of tax.......................                 -              (17,209)
                                                                                  ---------            ---------
    Net loss.............................................................         $    (234)           $ (16,019)
                                                                                  =========            =========




       The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        MAY 3,          FEBRUARY 1,
                                                                                         2003              2003
                                                                                     -------------     --------------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $     1,597       $    68,485
  Accounts receivable - department stores......................................           40,775            19,985
  Other receivables............................................................           35,361            30,879
  Merchandise inventories......................................................          279,870           263,544
  Prepaid expenses and other...................................................            4,906             3,237
  Deferred income taxes........................................................            7,366             9,858
                                                                                     -------------     --------------
     Total current assets......................................................          369,875           395,988
                                                                                     -------------     --------------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements.....................          123,800           120,946
  Less - accumulated depreciation and amortization.............................           53,998            50,575
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           69,802            70,371
                                                                                     -------------     --------------
Deferred charges and other assets, net.........................................           20,487            21,170
Goodwill.......................................................................           91,046            91,046
                                                                                     -------------     --------------
     Total assets..............................................................      $   551,210       $   578,575
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings........................................................      $    36,217       $     -
  Accounts payable - trade.....................................................           62,975           113,275
  Accrued liabilities:
     Accrued salaries and benefits.............................................           17,787            17,734
     Accrued miscellaneous taxes...............................................            5,585             6,841
     Accrued interest..........................................................              522             3,733
     Deferred income...........................................................            8,674            10,493
     Other.....................................................................           17,168            14,450
  Income taxes payable.........................................................           44,737            50,035
  Due to parent................................................................            4,601             5,467
                                                                                     -------------     --------------
     Total current liabilities.................................................          198,266           222,028
Long-term debt.................................................................          150,000           150,000
Deferred income taxes..........................................................           19,293            18,527
Other non-current liabilities..................................................              194               204
                                                                                     -------------     --------------
     Total liabilities.........................................................          367,753           390,759
                                                                                     -------------     --------------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares.......................................
                                                                                             -               -
  Additional paid-in capital ..................................................           82,975            82,975
  Retained earnings............................................................          100,482           104,786
  Accumulated other comprehensive income.......................................
                                                                                             -                  55
                                                                                     -------------     --------------
     Total stockholder's equity................................................          183,457           187,816
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   551,210       $   578,575
                                                                                     =============     ==============


       The accompanying notes are an integral part of these consolidated financial statements

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                 COMMON STOCK                                   ACCUMULATED
                                            ---------------------    ADDITIONAL                    OTHER          TOTAL
                                             NUMBER                    PAID-IN      RETAINED    COMPREHENSIVE   STOCKHOLDER'S
                                            OF SHARES     AMOUNT       CAPITAL      EARNINGS       INCOME          EQUITY
                                            ---------     -------    ----------     --------    -------------   -------------
Balance February 2, 2002................      1,000       $  -        $ 82,975      $110,525       $   96         $ 193,596
    Net income..........................      -              -            -           11,819           -             11,819
    Change in fair value of gold
         forward contracts..............      -              -            -             -             (41)              (41)
    Dividends on common stock ..........      -              -            -          (17,558)          -            (17,558)
                                              -----       -------     --------      --------       --------       ---------
Balance February 1, 2003................      1,000       $  -        $ 82,975      $104,786       $   55         $ 187,816
    Net loss............................      -              -            -             (234)          -               (234)
    Change in fair value of gold
         forward contracts..............      -              -            -             -             (55)              (55)
    Dividends on common stock ..........      -              -            -           (4,070)          -             (4,070)
                                              -----       -------     --------      --------       --------       ---------
Balance May 3, 2003.....................      1,000       $  -        $ 82,975      $100,482       $   -          $ 183,457
                                              =====       =======     ========      ========       ========       =========








        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THIRTEEN WEEKS ENDED
                                                                                  ----------------------------
                                                                                                    MAY 4,
                                                                                                     2002
                                                                                     MAY 3,           (AS
                                                                                      2003          RESTATED)
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................       $     (234)     $  (16,019)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of accounting change, net of tax......................              -            17,209
  Depreciation and amortization............................................            4,366           4,357
   Amortization of deferred financing costs................................              206             242
   Non-current deferred income tax liabilities.............................              766             467
  Other, net...............................................................              (32)            101
    Changes in operating assets and liabilities:
     Increase in accounts and other receivables............................          (25,272)        (29,936)
     Increase in merchandise inventories...................................          (16,326)         (4,832)
     Increase in prepaid expenses and other................................           (1,668)         (1,501)
     Decrease in deferred income tax assets................................            2,492             -
     Decrease in accounts payable and accrued liabilities..................          (59,113)        (56,791)
     Increase in deferred tax liabilities..................................              -               781
     Decrease in due to parent.............................................           (1,561)         (5,722)
                                                                                  ------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES.............................          (96,376)        (91,644)
                                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............          (2,946)          (2,903)
  Deferred charges and other, net..........................................              23             (754)
                                                                                  ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES..............................          (2,923)          (3,657)
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................         159,458          130,239
  Principal payments on revolving credit facility..........................        (123,241)         (78,045)
  Capitalized financing costs .............................................            (431)             -
  Payment of dividends.....................................................          (3,375)          (3,856)
                                                                                  ------------    ------------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ....................           32,411          48,338
                                                                                  ------------    ------------
           DECREASE IN CASH AND CASH EQUIVALENTS...........................          (66,888)        (46,963)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................           68,485          49,222
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................       $    1,597      $    2,259
                                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid..........................................................       $    7,088      $    7,110
                                                                                  ============    ============
    Income taxes paid......................................................       $    5,246      $    3,481
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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of May 3, 2003, and the results of operations and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 2003 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 ("Form 10-K") previously filed with the Commission.

     The consolidated financial statements for the thirteen weeks ended May 4, 2002 have been restated to reflect the retroactive adoption in the fiscal year ended February 1, 2003 of Emerging Issues Task Force ("EITF") Issue No. 02-16 ("EITF 02-16"), "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." See Note 2 herein and Form 10-K. Additionally, certain prior period balances have been reclassified to conform to the current period presentation.

     Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 2003, 2002, 2001 and 2000 relate to the fiscal years ending January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Each of the fiscal years includes 52 weeks, except 2000 includes 53 weeks.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At May 3, 2003 and February 1, 2003, Finlay Jewelry had several open positions in gold futures contracts totaling 59,000 fine troy ounces and 4,000 fine troy ounces, respectively, valued at $20.1 million and $1.4 million, respectively. The fair value of gold under such contracts was $20.1 million and $1.5 million at May 3, 2003 and February 1, 2003, respectively.

     VENDOR ALLOWANCES: Finlay Jewelry receives allowances from its vendors through a variety of programs and arrangements, including cooperative advertising. The allowances are generally intended to offset Finlay Jewelry's costs of promoting, advertising and selling the vendors' products in its departments. Vendor allowances are recognized as a reduction of cost of sales or selling, general and administrative expenses ("SG&A") when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or SG&A.

     Effective in 2002, Finlay Jewelry adopted EITF 02-16. EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the first quarter of 2002 by $17.2 million, net of tax. As of May 3, 2003 and February 1, 2003, deferred vendor allowances totaled
(i) $16.7 million and $18.5 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on Finlay Jewelry's Consolidated Balance Sheet, and (ii) $8.7 million and $10.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on Finlay Jewelry's Consolidated Balance Sheet. The consolidated financial statements for the quarter ended May 4, 2002 have been restated to reflect this change in accordance with Statement of Financial Accounting Standards ("SFAS") No. 3, "Reporting Accounting Changes in Interim Financial Statements" as follows:

                                                            THIRTEEN WEEKS ENDED
                                                                 MAY 4, 2002
                                                            --------------------
                                                               (IN THOUSANDS)

   Net income, as previously reported.........................   $     840
   Less: Cumulative effect of accounting change, net of tax...     (17,209)
   Add:  Impact on operating income for quarter, net of tax...         350
                                                                 ----------
   Net loss, as restated......................................   $ (16,019)
                                                                 ==========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     HEDGING: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At May 3, 2003, the fair value of the gold forward contracts approximated that of the contractual value and, therefore, no gain or loss was recognized. At February 1, 2003, the fair value of the gold forward contracts resulted in the recognition of an asset of $93,600. The amount recorded in accumulated other comprehensive income of $55,000, net of tax, was reclassified into earnings in the first quarter of 2003.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of Finlay Jewelry.

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

     STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. As permitted by SFAS No. 123, Finlay has elected to continue to recognize stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation costs ratably over the vesting period of the stock options, the net loss would be as follows:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                           MAY 3,       MAY 4,
                                                            2003         2002
                                                           ------     ---------
                                                              (IN THOUSANDS)
  Reported net loss.....................................   $(234)     $(16,019)
  Add: Stock-based compensation determined
           under the fair value method, net of tax......    (147)         (198)
                                                           ------     ---------
  Pro forma net loss....................................   $(381)     $(16,217)
                                                           ======     =========

     COMPREHENSIVE INCOME: SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. For 2003 and 2002, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts. For the thirteen weeks ended May 3, 2003 and May 4, 2002, the comprehensive loss was $0.3 million and $16.1 million, respectively.

     NEW ACCOUNTING PRONOUNCEMENT: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Although Finlay Jewelry is still in the process of reviewing the new Statement, Finlay Jewelry believes this pronouncement will not have a material impact on Finlay Jewelry's results of operations, financial position or cash flows.

NOTE 3 - DESCRIPTION OF BUSINESS

     Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. Over the past three fiscal years, the fourth quarter accounted for an average of 41% of Finlay's sales and approximately 79% of its income from operations, due to the seasonality of the retail jewelry industry. Approximately 49% of Finlay's sales in 2002 were from operations in The May Department Stores Company ("May") and 22% in departments operated in store groups owned by Federated Department Stores ("Federated").

NOTE 4 - SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At May 3, 2003, $36.2 million was outstanding under this facility and $152.8 million was available for borrowing.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SHORT AND LONG-TERM DEBT (CONTINUED)

     The Holding Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 8 3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indenture relating to the Senior Notes is referred to as the "Senior Note Indenture".

NOTE  5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:

                                                                 MAY 3,    FEBRUARY 1,
                                                                  2003        2003
                                                                --------   -----------
                                                                (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine
       jewelry (first-in, first-out ("FIFO")  basis).........   $291,863     $275,339
   Less:  Excess of FIFO cost over LIFO inventory value......     11,993       11,795
                                                                --------     --------
                                                                $279,870     $263,544
                                                                ========     ========

     In accordance with EITF 02-16, merchandise inventories have been reduced by $16.7 million and $18.5 million at May 3, 2003 and February 1, 2003, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise. The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended May 3, 2003 and May 4, 2002 by $200,000 and $157,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $365,552,000 and $359,676,000 at May 3, 2003 and February 1, 2003, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

      Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated, Finlay Jewelry will be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. At May 3, 2003 and February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 132,050 and134,785 fine troy ounces, respectively, valued at approximately $44.5 million and $49.5 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

     Substantially all of the department store leases provide that the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at cost at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                                THIRTEEN WEEKS ENDED
                                          ---------------------------------
                                             MAY 3,              MAY 4,
                                              2003               2002
                                          --------------     --------------
                                                   (IN THOUSANDS)
     Minimum fees.....................    $       386        $       640
     Contingent fees..................         30,424             30,403
                                          -----------        -----------
       Total..........................    $    30,810        $    31,043
                                          ===========        ===========


NOTE 7 - SALE AND CLOSURE OF SONAB

     In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

     Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. As of May 3, 2003, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.4 million against its estimate of $27.2 million. Finlay Jewelry does not believe future results will be materially impacted by any remaining payments.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through fiscal 2002, the Holding Company repurchased a total of 1,332,942 shares for approximately $13,793,000. For the thirteen weeks ended May 3, 2003 and May 4, 2002, the Holding Company repurchased 144,630 shares and 527,562 shares for $1,801,000 and $5,803,000, respectively.

       On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity.

NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

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

      Certain of Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements in Finlay Jewelry's Form 10-K for the fiscal year ended February 1, 2003. Finlay believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of Finlay Jewelry's financial condition and results of operations and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     DERIVATIVE INSTRUMENTS

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as forwards, to hedge against the risk of gold price fluctuations. In 2001, Finlay Jewelry adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on the Company's financial condition, results of operations and cash flows for the thirteen weeks ended May 3, 2003.

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

     Effective in 2002, Finlay Jewelry adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the first quarter of 2002 by $17.2 million, net of tax. As of May 3, 2003 and February 1, 2003, deferred vendor allowances totaled
(i) $16,682,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on Finlay Jewelry's Consolidated Balance Sheet, and (ii) $8,674,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as deferred income on Finlay Jewelry's Consolidated Balance Sheet. The adoption of EITF 02-16 did not have a material impact on the financial position or results of operations of Finlay Jewelry for the thirteen weeks ended May 3, 2003. Previously reported results for the thirteen weeks ended May 4, 2002 have been restated as a result of the retroactive adoption of EITF 02-16.

     LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, Finlay Jewelry recognizes a loss equal to the difference between the carrying value and the discounted future cash flows of the assets. Factors used in the valuation of long-lived assets include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

     GOODWILL

      Finlay Jewelry evaluates goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or Finlay's strategies change, the conclusion regarding impairment may differ from current estimates.

     REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.

    COVENANT REQUIREMENTS

     Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirteen weeks ended May 3, 2003, Finlay Jewelry was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2003. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation of any such covenants. Finlay Jewelry believes the assumptions used are appropriate.

       The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations.

       The Senior Note Indenture contain restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

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

     SELF-INSURANCE RESERVES

      Finlay Jewelry is self-insured for worker's compensation claims up to a certain maximum liability amount. Although the amount accrued is actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amount Finlay Jewelry will ultimately disburse could differ materially from the accrued amount.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of Finlay Jewelry.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Although Finlay Jewelry is still in the process of reviewing the new Statement, Finlay Jewelry believes this pronouncement will not have a material impact on Finlay Jewelry's results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:


STATEMENTS OF OPERATIONS DATA
(UNAUDITED)
                                                         THIRTEEN WEEKS ENDED
                                                        ----------------------
                                                                       MAY 4,
                                                                        2002
                                                         MAY 3,         (AS
                                                         2003         RESTATED)
                                                        -------       --------
     Sales...........................................    100.0%        100.0%
     Cost of sales...................................     48.3          47.6
                                                         -----         -----
         Gross margin................................     51.7          52.4
     Selling, general and administrative expenses....     47.4          46.9
     Depreciation and amortization...................      2.3           2.3
                                                         -----         -----
         Income from operations......................      2.0           3.2
     Interest expense, net...........................      2.2           2.3
                                                         -----         -----
     Income (loss) before income taxes and
           cumulative effect of accounting change....     (0.2)          0.9
     Provision (benefit) for income taxes............     (0.1)          0.3
                                                         -----         -----
     Income (loss) before cumulative effect of
            accounting change........................     (0.1)          0.6
     Cumulative effect of accounting change,
            net of tax...............................      -            (9.2)
                                                         -----         -----
     Net loss........................................     (0.1)%        (8.6)%
                                                         =====         =====


THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED WITH THIRTEEN WEEKS ENDED MAY 4, 2002

     SALES. Sales for the thirteen weeks ended May 3, 2003, decreased $1.2 million, or 0.6%, over the comparable period in 2002. Comparable department sales (departments open for the same months during comparable periods) decreased 0.6%. Management attributes this decrease in sales primarily due to the continued challenging retail environment offset by the net effect of new store openings and closings.

     During the thirteen weeks ended May 3, 2003, Finlay opened four departments and closed 11 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $1.8 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 0.7%. The decrease primarily reflected a continued promotional environment and an increase in gold prices. Offsetting these factors were favorable physical inventory shortage results.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $0.4 million, or 0.5%, due primarily to payroll expense. As a percentage of sales, SG&A increased 0.5% due to the negative impact of payroll and other expenses on the lower sales volume.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained the same at $4.4 million reflecting additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.2 million primarily due to a decrease in average borrowings ($173.1 million for the period in 2003 compared to $189.0 million for the comparable period in 2002). The weighted average interest rate was approximately 7.8% in each period.

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision (benefit) for the 2003 and 2002 periods reflects effective tax rates of 39% and 40.5%, respectively, adjusted in 2002 for certain income tax provisions which were no longer required.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES. Finlay Jewelry adopted EITF 02-16 as of the beginning of 2002 and recorded a cumulative effect after-tax reduction to earnings of $17.2 million. The charge relates to the deferral of a portion of Finlay Jewelry's previously collected vendor allowances relating to both owned merchandise and merchandise received on consignment.

     NET LOSS. Net loss of $0.2 million for the 2003 period represents a decrease of $15.8 million as compared to the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended May 3, 2003 and May 4, 2002, capital expenditures totaled $2.9 million in each period. For 2002, capital expenditures totaled $12.5 million and for 2003 are estimated to be approximately $12.0 million to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Finlay Jewelry's working capital balance was $171.6 million at May 3, 2003, a decrease of $2.4 million from February 1, 2003. The decrease resulted primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures and the declaration of dividends to the Holding Company.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $5.8 million, or 2.0%, as compared to May 4, 2002, as a result of the continued monitoring of inventory levels. During 2003, the reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

     In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. The weighted average interest rate was 4.3% and 4.1% at May 3, 2003 and May 4, 2002, respectively.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 3, 2003 were $36.2 million, compared to a zero balance at February 1, 2003 and $52.2 million at May 4, 2002. The average amounts outstanding under the Revolving Credit Agreement were $23.1 million and $39.0 million for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The maximum amount outstanding for the thirteen weeks ended May 3, 2003 was $45.0 million, at which point the unused excess availability was $164.1 million. At May 3, 2003, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2002, Finlay had an average balance of consignment merchandise of $360.5 million as compared to an average balance of $377.4 million in 2001. As of May 3, 2003, $365.6 million of consignment merchandise from approximately 300 vendors was on hand as compared to $358.2 million at May 4, 2002.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 3, 2003, Finlay Jewelry's outstanding borrowings were $186.2 million, which included a $150.0 million balance under the Senior Notes and a $36.2 million balance under the Revolving Credit Agreement. At May 3, 2003, Finlay was in compliance with all of its covenants under the Senior Note Indenture.

     Finlay may, at the discretion of management, purchase Senior Debentures and/or Senior Notes from time to time in the open market. Additionally, beginning on May 1, 2003, the Senior Debentures and Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. The extent and timing of any bond repurchases will depend upon general business and market conditions, bond prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward.

     Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005 and to permit Finlay to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 3, 2003, amounts outstanding under the Gold Consignment Agreement totaled 132,050 fine troy ounces, valued at approximately $44.5 million. The average amount outstanding under the Gold Consignment Agreement was $39.1 million in 2002. In the event this agreement is terminated, Finlay Jewelry will be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. At May 3, 2003, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations, which may have an impact on future liquidity and the availability of capital resources, as of May 3, 2003 (dollars in thousands):

                                                           PAYMENTS DUE BY PERIOD
                              ----------------------------------------------------------------------------------
 CONTRACTUAL OBLIGATIONS             TOTAL     LESS THAN 1 YEAR   1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
 -----------------------             -----     ----------------   ---------       ---------     -------------
Senior Notes (due 2008) (1)        $150,000        $    -          $    -          $    -          $150,000
Operating leases (2) ......          11,011           1,974           3,925           3,834           1,278
                                   --------        --------        --------        --------        --------
Total .....................        $161,011        $  1,974        $  3,925        $  3,834        $151,278
                                   ========        ========        ========        ========        ========

----------

(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to the Consolidated Financial Statements.

(2) Represents future minimum payments under noncancellable operating leases as of February 1, 2003.



                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
   OTHER COMMERCIAL           ----------------------------------------------------------------------------------
   COMMITMENTS                       TOTAL     LESS THAN 1 YEAR   1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
 -----------------------             -----     ----------------   ---------       ---------     -------------
Revolving Credit
    Agreement (due 2008) (1) .        $36,217        $   -          $   -          $36,217        $    -
Gold Consignment
   Agreement (due 2005) ......         44,468            -           44,468            -               -
Letters of credit ............          8,950          8,700            -              -              250
                                      -------        -------        -------        -------        -------
Total ........................        $89,635        $ 8,700        $44,468        $36,217        $   250
                                      =======        =======        =======        =======        =======


----------

(1) The outstanding balance on the Revolving Credit Agreement at June 13, 2003 was $60.2 million.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $7.1 million in each of the thirteen week periods ended May 3, 2003 and May 4, 2002.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. The agreement has a remaining term of approximately two years and has a remaining aggregate minimum value of $1,731,000 as of May 3, 2003.

     In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. To date, the Holding Company has repurchased 1,477,572 shares for $15.6 million.

     In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems will serve to support future growth of Finlay as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At May 3, 2003, a total of approximately $22.1 million has been expended for software and implementation costs and is included in deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At May 3, 2003 and February 1, 2003, Finlay Jewelry had various open positions in futures contracts for gold totaling 59,000 and 4,000 fine troy ounces of gold, valued at $19.9 million and $1.4 million, respectively. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

       In January 2000, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. All of Sonab's employees, excluding those that were hired by the buyer, were involuntary terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of May 3, 2003, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.4 million against its estimate of $27.2 million. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 41% of Finlay's sales and 79% of its income from operations for 2002, 2001 and 2000. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, Finlay Jewelry's ability to increase comparable department sales and to open new departments, Finlay Jewelry's dependence on or loss of certain host store relationships, particularly with respect to May and Federated, due to the concentration of sales generated by such host stores, the impact of any host store bankruptcy, the impact of declining mall traffic levels, the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment, the impact of fluctuations in gold and diamond prices, Finlay Jewelry's continuation of its Gold Consignment Agreement, Finlay Jewelry's compliance with applicable contractual covenants, the impact of future claims and legal actions arising in the ordinary course of business, the impact of recent accounting developments, Finlay Jewelry's dependence on key officers, Finlay Jewelry's ability to integrate future acquisitions into its existing business, Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms and changes in regulatory requirements which are applicable to Finlay Jewelry's business. Other such factors include the ability of the Holding Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Holding Company's Common Stock, and overall market conditions for the Holding Company's Common Stock.

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

     The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on Finlay Jewelry's results of operations or financial condition. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The fair value of gold under the forward contracts was $20.1 million at May 1, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

        2      Not applicable.

        3      Not applicable.

        4      Not applicable.

     10.1 Amendment No. 1, dated April 1, 2003, to the Holding Company's Retirement Income Plan, as amended and restated February 2002.

     10.2 Amendment No. 2, dated May 29, 2003, to the Holding Company's Retirement Income Plan, as amended and restated February 2002.

       11      Not applicable.

       15      Not applicable.

       18      Not applicable.

       19      Not applicable.

       22      Not applicable.

       23      Not applicable.

       24      Not applicable.

     99.1 Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

     99.2 Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.


B.       REPORTS ON FORM 8-K

     On April 1, 2003, Finlay Jewelry filed a Current Report on Form 8-K providing information under Item 5 to announce the resignation of Thomas H. Lee and Warren C. Smith, Jr. from the Holding Company's Board of Directors and the sale by Mr. Lee and Mr. Smith, along with Thomas H. Lee Equity Partners, L.P. and other affiliates, of all of their equity holdings of the Holding Company to a private investor.

     On April 18, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release announcing the Holding Company's adoption of new accounting guidance for vendor allowances (EITF No. 02-16) retroactive to the beginning of fiscal 2002 and that the Holding Company has changed its method of accounting for such allowances going forward.

     On May 14, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release announcing the Holding Company's sales for the quarter ended May 3, 2003.

     On May 22, 2003, Finlay Jewelry filed a Current Report on Form 8-K providing information under Item 5 relating to the Holding Company's press release announcing the appointment of Richard E. Kroon to the Holding Company's Board of Directors.

     On May 30, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release reporting the Holding Company's financial results for the quarter ended May 3, 2003.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 13, 2003                    FINLAY FINE JEWELRY CORPORATION

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

Date: June 13, 2003
                                      /s/ Arthur E. Reiner
                                      ------------------------------------
                                      Arthur E. Reiner
                                      Chairman and Chief Executive Officer

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

Date: June 13, 2003

                                                /s/ Bruce E. Zurlnick
                                                -----------------------------
                                                Bruce E. Zurlnick
                                                Senior Vice President,
                                                Treasurer and Chief Financial
                                                Officer