Form 10-Q
period 2003-11-01
FINLAY FINE JEWELRY CORP
filed 2003-12-10
CIK 898684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended November 1, 2003
                                                ----------------

                                       or

        __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3287757
--------------------------------                            ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification
No.)

     529 Fifth Avenue, New York, NY                              10017
-----------------------------------------                      ----------
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

As of December 10, 2003, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act and is voluntarily filing this Quarterly Report on Form 10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

                                      INDEX


                                                                                          PAGE(S)
                                                                                          ------
PART I - FINANCIAL INFORMATION

        Item 1.       Consolidated Financial Statements (Unaudited)

                      Consolidated Statements of Operations for the thirteen
                      weeks and thirty-nine weeks ended November 1, 2003 and
                      November 2, 2002........ ..............................................1

                      Consolidated Balance Sheets as of November 1, 2003 and
                      February 1, 2003.......................................................3

                      Consolidated Statements of Changes in Stockholder's Equity for the
                      year ended February 1, 2003 and the thirty-nine weeks ended
                      November 1, 2003.......................................................4

                      Consolidated Statements of Cash Flows for the thirteen
                      weeks and thirty-nine weeks ended November 1, 2003 and
                      November 2, 2002.......................................................5

                      Notes to Consolidated Financial Statements.............................7

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........................16

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk............26

        Item 4.       Controls and Procedures...............................................26


PART II - OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K......................................28

SIGNATURES..................................................................................30

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                                    NOVEMBER 2,
                                                  NOVEMBER 1,          2002
                                                    2003           (AS RESTATED)
                                                  -----------      -----------
Sales .........................................    $ 174,933       $168,359
Cost of sales .................................       85,467         80,462
                                                   ---------       --------
   Gross margin ...............................       89,466         87,897
Selling, general and administrative expenses ..       84,695         82,852
Depreciation and amortization .................        4,991          4,387
                                                   ---------       --------
   Income (loss) from operations ..............         (220)           658
Interest expense, net .........................        4,230          4,621
                                                   ---------       --------
   Loss before income taxes ...................       (4,450)        (3,963)
Benefit for income taxes ......................       (1,737)        (1,790)
                                                   ---------       --------
   Net loss ...................................    $  (2,713)      $ (2,173)
                                                   =========       ========





   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     THIRTY-NINE WEEKS ENDED
                                                   ----------------------------
                                                                    NOVEMBER 2,
                                                  NOVEMBER 1,          2002
                                                    2003           (AS RESTATED)
                                                  -----------      -----------
Sales ..........................................  $ 553,913          $ 542,854
Cost of sales ..................................    269,929            260,839
                                                  ---------          ---------
   Gross margin ................................    283,984            282,015
Selling, general and administrative expenses ...    261,489            257,205
Depreciation and amortization ..................     13,710             13,181
                                                  ---------          ---------
   Income from operations ......................      8,785             11,629
Interest expense, net ..........................     12,558             13,462
                                                  ---------          ---------
   Loss before income taxes and cumulative
          effect of accounting change ..........     (3,773)            (1,833)
Benefit for income taxes .......................     (1,471)            (1,297)
                                                  ---------          ---------
   Loss before cumulative effect of accounting
      change ...................................     (2,302)              (536)
Cumulative effect of accounting change, net of
      tax ......................................        --             (17,209)
                                                  ---------          ---------
   Net loss ....................................  $  (2,302)         $ (17,745)
                                                  =========          =========





   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                  NOVEMBER 1,   FEBRUARY 1,
                                                                     2003         2003
                                                                  -----------   -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  1,136      $ 68,485
  Accounts receivable - department stores ......................     36,411        19,985
  Other receivables ............................................     41,502        30,879
  Merchandise inventories ......................................    300,221       263,544
  Prepaid expenses and other ...................................      5,835         3,237
  Deferred income taxes ........................................      9,475         9,858
                                                                   --------      --------
    Total current assets .......................................    394,580       395,988
                                                                   --------      --------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements .....    128,801       120,946
  Less--accumulated depreciation and amortization ..............     60,875        50,575
                                                                   --------      --------
    Fixed assets, net ..........................................     67,926        70,371
                                                                   --------      --------
Deferred charges and other assets, net .........................     18,441        21,170
Goodwill .......................................................     91,046        91,046
                                                                   --------      --------
    Total assets ...............................................   $571,993      $578,575
                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings ........................................   $ 54,546      $   --
  Accounts payable--trade ......................................     69,027       113,275
  Accrued liabilities:
    Accrued salaries and benefits ..............................     18,155        17,734
    Accrued miscellaneous taxes ................................      5,561         6,841
    Accrued interest ...........................................      6,909         3,733
    Deferred income ............................................      7,217        10,493
    Other ......................................................     15,956        14,450
  Income taxes payable .........................................     39,895        50,035
  Due to parent ................................................      9,167         5,467
                                                                   --------      --------
    Total current liabilities ..................................    226,433       222,028
Long-term debt .................................................    150,000       150,000
Deferred income taxes ..........................................     21,165        18,527
Other non-current liabilities ..................................         85           204
                                                                   --------      --------
    Total liabilities ..........................................    397,683       390,759
                                                                   --------      --------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
    issued and outstanding 1,000 shares ..........................       --            --
  Additional paid-in capital ...................................     82,975        82,975
  Retained earnings ............................................     90,659       104,786
  Accumulated other comprehensive income .......................        676            55
                                                                   --------      --------
    Total stockholder's equity .................................    174,310       187,816
                                                                   --------      --------
    Total liabilities and stockholder's equity .................   $571,993      $578,575
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

                         FINLAY FINE JEWELRY CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                     COMMON STOCK                                 ACCUMULATED
                                 ---------------------   ADDITIONAL                  OTHER          TOTAL
                                    NUMBER                PAID-IN    RETAINED    COMPREHENSIVE   STOCKHOLDER'S
                                  OF SHARES    AMOUNT     CAPITAL    EARNINGS        INCOME         EQUITY
                                 -----------  --------   ---------  ----------   --------------  -------------
Balance, February 2, 2002 .....     1,000       $--     $  82,975    $ 110,525       $  96        $ 193,596
 Net income ...................      --          --          --         11,819          --           11,819
 Change in fair value of gold
  forward contracts, net of tax      --          --          --           --           (41)             (41)
 Dividends on common stock ....      --          --          --        (17,558)         --          (17,558)
                                    -----       ---     ---------    ---------       -----        ---------
Balance, February 1, 2003 .....     1,000       $--     $  82,975    $ 104,786       $  55        $ 187,816
 Net loss .....................      --          --          --         (2,302)         --           (2,302)
 Change in fair value of gold
  forward contracts, net of tax      --          --          --           --           621              621
 Dividends on common stock ....      --          --          --        (11,825)         --          (11,825)
                                    -----       -       ---------    ---------       -----        ---------
Balance, November 1, 2003 .....     1,000       $--     $  82,975    $  90,659       $ 676        $ 174,310
                                    =====       ===     =========    =========       =====        =========






























   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED
                                                               ------------------------------
                                                                                NOVEMBER 2,
                                                                NOVEMBER 1,        2002
                                                                   2003        (AS RESTATED)
                                                               -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................   $  (2,713)      $  (2,173)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization .............................       4,991           4,387
  Amortization of deferred financing costs ..................         206             242
  Amortization of restricted stock compensation .............         153              76
  Non-current deferred income tax liabilities ...............       1,107           1,343
  Other, net ................................................         128             268
  Changes in operating assets and liabilities:
   Increase in accounts and other receivables ...............      (9,123)         (4,306)
   Increase in merchandise inventories ......................     (35,430)        (30,211)
   Increase in prepaid expenses and other ...................        (249)           (457)
   Increase in deferred income tax assets ...................         (11)           --
   Increase in accounts payable and accrued liabilities .....      24,857          10,457
   Increase in deferred tax liabilities .....................        --               192
   Decrease in due to parent ................................      (2,128)            (10)
                                                                ---------       ---------
    NET CASH USED IN OPERATING ACTIVITIES ...................     (18,212)        (20,192)
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements      (2,971)         (2,684)
  Deferred charges and other, net ...........................         (23)              2
                                                                ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES ...................      (2,994)         (2,682)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................     155,925         156,645
  Principal payments on revolving credit facility ...........    (135,151)       (131,127)
  Capitalized financing costs ...............................        --              (187)
  Payment of dividends ......................................        --            (3,375)
                                                                ---------       ---------
    NET CASH PROVIDED FROM FINANCING ACTIVITIES .............      20,774          21,956
                                                                ---------       ---------
    DECREASE IN CASH AND CASH EQUIVALENTS ...................        (432)           (918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       1,568           2,443
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................     $   1,136       $   1,525
                                                                =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid .............................................   $     739       $   7,383
                                                                =========       =========
  Income taxes paid .........................................   $   2,866       $   2,600
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

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THIRTY-NINE WEEKS ENDED
                                                               ---------------------------
                                                                               NOVEMBER 2,
                                                                NOVEMBER 1,       2002
                                                                  2003       (AS RESTATED)
                                                               ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................   $  (2,302)   $ (17,745)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Cumulative effect of accounting change, net of tax ........        --         17,209
  Depreciation and amortization .............................      13,710       13,181
  Amortization of deferred financing costs ..................         621          727
  Amortization of restricted stock compensation .............         305          229
  Non-current deferred income tax liabilities ...............       2,638        2,240
  Other, net ................................................         542          232
  Changes in operating assets and liabilities:
   Increase in accounts and other receivables ...............     (27,049)     (31,766)
   Increase in merchandise inventories ......................     (36,677)     (17,739)
   Increase in prepaid expenses and other ...................      (2,713)      (1,689)
   Decrease in deferred income tax assets ...................         383         --
   Decrease in accounts payable and accrued liabilities .....     (54,491)     (70,016)
   Increase in deferred tax liabilities .....................        --            681
   Decrease in due to parent ................................      (5,055)      (6,503)
                                                                ---------    ---------
    NET CASH USED IN OPERATING ACTIVITIES ...................    (110,088)    (110,959)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements      (8,001)      (8,200)
  Deferred charges and other, net ...........................        --         (3,272)
                                                                ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES ...................      (8,001)     (11,472)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................     462,409      444,624
  Principal payments on revolving credit facility ...........    (407,863)    (362,472)
  Capitalized financing costs ...............................        (431)        (187)
  Payment of dividends ......................................      (3,375)      (7,231)
                                                                ---------    ---------
    NET CASH PROVIDED FROM FINANCING ACTIVITIES .............      50,740       74,734
                                                                ---------    ---------
    DECREASE IN CASH AND CASH EQUIVALENTS ...................     (67,349)     (47,697)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............      68,485       49,222
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $   1,136    $   1,525
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid .............................................   $   8,761    $  17,011
                                                                =========    =========
  Income taxes paid .........................................   $  10,518    $   8,508
                                                                =========    =========







   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

    The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry" or the "Registrant"), a wholly owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Finlay Jewelry as of November 1, 2003, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 2003 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Finlay Jewelry's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 ("Form 10-K") previously filed with the Commission.

    The consolidated financial statements for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated to reflect the retroactive adoption in the fiscal year ended February 1, 2003 of Emerging Issues Task Force ("EITF") Issue No. 02-16 ("EITF 02-16"), "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." See Note 2 herein and Form 10-K. Additionally, certain prior period balances have been reclassified to conform to the current period presentation.

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

    The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At November 1, 2003 and February 1, 2003, Finlay Jewelry had several open positions in gold forward contracts totaling 30,000 fine troy

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ounces and 4,000 fine troy ounces, respectively, to purchase gold for $10.5 million and $1.4 million, respectively.

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

    In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the thirty-nine weeks ended November 2, 2002 by $17.2 million, net of tax of $11.7 million. As of November 1, 2003 and February 1, 2003, deferred vendor allowances totaled (i) $16.4 million and $18.5 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on Finlay Jewelry's Consolidated Balance Sheet, and
(ii) $7.2 million and $10.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on Finlay Jewelry's Consolidated Balance Sheet. The consolidated financial statements for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated to reflect this change in accordance with Statement of Financial Accounting Standards ("SFAS") No. 3, "Reporting Accounting Changes in Interim Financial Statements" as follows (in thousands):

                                                       THIRTEEN WEEKS     THIRTY-NINE WEEKS
                                                           ENDED              ENDED
                                                        NOVEMBER 2,         NOVEMBER 2,
                                                           2002                2002
                                                       --------------     ----------------
Net loss, as previously reported ...................     $ (2,017)          $   (459)
Less: Cumulative effect of accounting change, net of
  tax ..............................................         --              (17,209)
Add: Impact on operating income, net of tax ........         (156)               (77)
                                                         --------           --------
Net loss, as restated ..............................     $ (2,173)          $(17,745)
                                                         ========           ========


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

    HEDGING: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At November 1, 2003 and February 1, 2003, the fair value of the gold forward contracts resulted in the recognition of an asset of $1.1 million and $94,000, respectively. The amount recorded in accumulated other comprehensive income at November 1, 2003 of $676,000, net of tax, is expected to be reclassified into earnings during the remainder of 2003. The amount recorded in accumulated other comprehensive income at February 1, 2003 of $55,000, net of tax, was reclassified into earnings in the first quarter of 2003.

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

    STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, Finlay has elected to continue to recognize stock-based compensation for its stock option plans using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation costs ratably over the vesting period of the stock options, the net loss would be as follows:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                     THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                   -------------------------   ----------------------------
                                                   NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,      NOVEMBER 2,
                                                      2003          2002          2003             2002
                                                   -----------  ------------   ------------    ------------
                                                                         (IN THOUSANDS)
Reported net loss ............................     $ (2,713)     $ (2,173)     $ (2,302)        $(17,745)
Add: Stock-based compensation determined under
  the fair value method, net of tax ..........         (188)         (196)         (579)            (592)
Deduct: Stock-based employee compensation
  expense included in reported net loss,
  net of tax .................................           94            46           187              140
                                                   --------      --------      --------         --------
Pro forma net loss ...........................     $ (2,807)     $ (2,323)     $ (2,694)        $(18,197)
                                                   ========      ========      ========         ========


    COMPREHENSIVE INCOME: SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholder's equity section of the consolidated balance sheet and, therefore, bypass net income. For 2003 and 2002, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts. For the thirteen weeks ended November 1, 2003 and November 2, 2002, the comprehensive loss, calculated as the total of the net loss plus the change in fair value of Finlay Jewelry's outstanding gold forward contracts, was $2.6 million and $2.0 million, respectively. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002 the comprehensive loss was $1.7 million and $17.8 million, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SHORT AND LONG-TERM DEBT

    On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At November 1, 2003, $54.5 million was outstanding under this facility. The average amounts outstanding under the Revolving Credit Agreement were $42.3 million and $63.9 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 1, 2003 was $73.5 million at which point the unused excess availability was $142.3 million.

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

NOTE  5 - MERCHANDISE INVENTORIES




                                                            NOVEMBER 1,        FEBRUARY 1,
Merchandise inventories consisted of the following:            2003               2003
                                                           -------------      --------------
                                                                      (IN THOUSANDS)
Jewelry goods rings, watches and other fine jewelry
  (first-in, first-out ( FIFO ) basis) ............          $314,326           $275,339
Less: Excess of FIFO cost over LIFO inventory value            14,105             11,795
                                                             --------           --------
                                                             $300,221           $263,544
                                                             ========           ========


    In accordance with EITF 02-16, merchandise inventories have been reduced by $16.4 million and $18.5 million at November 1, 2003 and February 1, 2003, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise. The LIFO method had the effect of increasing the loss before taxes for the thirteen weeks ended November 1, 2003 and November 2, 2002 by $0.8 million and $0.6 million, respectively. The LIFO method had the effect of increasing the loss before taxes for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 by $2.3 million and $1.4 million, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,760,000 and $359,676,000 at November 1, 2003 and
February 1, 2003, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

       Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At November 1, 2003 and February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 127,921 and 134,785 fine troy ounces, respectively, valued at approximately $49.4 million and $49.5 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.


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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                        THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                     ---------------------------    ---------------------------

                      NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                        2003            2002           2003           2002
                     ------------    -----------    ------------   -----------
                                          (IN THOUSANDS)
Minimum fees ......      $   355       $   603        $ 1,137        $ 1,876
Contingent fees ...       28,669        27,354         90,595         88,013
                         -------       -------        -------        -------
  Total ...........      $29,024       $27,957        $91,732        $89,889
                         =======       =======        =======        =======

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SALE AND CLOSURE OF SONAB

    In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. As of November 1, 2003, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.4 million against its estimate of $27.2 million. Finlay Jewelry does not believe future results will be materially impacted by any remaining payments. No changes have occurred during the thirty-nine weeks ended November 1, 2003.


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Holding Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through fiscal 2002, the Holding Company repurchased a total of 1,332,942 shares for approximately $13,793,000. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, the Holding Company repurchased 370,238 shares and 595,962 shares for $5,018,000 and $6,744,000, respectively.

       On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen week periods ended November 1, 2003 and November 2, 2002 totaled $76,000. Amortization for the thirty-nine week periods ended November 1, 2003 and November 2, 2002 totaled $229,000.

         On August 14, 2003, an executive officer of Finlay was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization for the thirteen week and thirty-nine week periods ended November 1, 2003 totaled $78,000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS (CONTINUED)

       On October 31, 2003, certain executives of Finlay were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years.


NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

         On April 16, 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Holding Company's stockholders on June 19, 2003 (the "New Plans"). Under the New Plans, key executives of Finlay and the Holding Company's non-employee directors as directed by the Holding Company's Compensation Committee, will be eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs will be awarded under the New Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs will be subject to vesting and forfeiture as set forth in the New Plans. At the time of distribution under the New Plans, RSUs will be converted into actual shares of Common Stock of the Holding Company. Purchases and awards of RSUs under the New Plans will not further dilute any stockholder's ownership percentage beyond the dilution already permitted under the existing long term incentive plans because the shares of Common Stock to be issued or used under the New Plans will be funded solely from shares of Common Stock already available for issuance under the existing long term incentive plans. As of November 1, 2003, 5,292 restricted stock units have been awarded under the New Plans.


NOTE 10 - STORE GROUP AND DEPARTMENT CLOSINGS

        On August 26, 2003, the Holding Company announced that Federated will not renew Finlay's lease in the Burdine's department store division due to the planned consolidation of the Burdine's and Macy's fine jewelry departments in 2004. The termination of the lease, which expires January 31, 2004, will result in the closure of 46 Finlay departments in the Burdine's division. In fiscal 2002, Finlay generated approximately $50 million in sales from the Burdine's departments. In 2003, Finlay estimates recording charges amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $690,000 relating to the accelerated depreciation of fixed assets and severance.

    On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division. Finlay currently operates the jewelry departments in each of

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STORE GROUP AND DEPARTMENT CLOSINGS (CONTINUED)

these locations, with the exception of one department which closed during the third quarter of 2003 and two departments which closed during the fourth quarter of 2003. In fiscal 2002, Finlay generated approximately $17 million in sales from these 34 departments. At this time, May has not announced a specific timeline for when these stores will close. However, Finlay estimates recording charges during 2003 and 2004 amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance from the date of the announcement through the estimated dates of the store closings, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $264,000 relating to the accelerated depreciation of fixed assets and severance.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

    From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 10, 2003, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows.

    Finlay Jewelry has not provided any third-party financial guarantees as of November 1, 2003.

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


     DERIVATIVE INSTRUMENTS

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into forward contracts to hedge against the risk of gold price fluctuations. In 2001, Finlay Jewelry adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on Finlay Jewelry's financial condition, results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 1, 2003.


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

    In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the thirty-nine weeks ended November 2, 2002 by $17.2 million, net of tax of $11.7 million. As of November 1, 2003 and February 1, 2003, deferred vendor allowances totaled (i) $16,353,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on Finlay Jewelry's Consolidated Balance Sheet, and
(ii) $7,217,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as deferred income on Finlay Jewelry's Consolidated Balance Sheet. The adoption of EITF 02-16 did not have a material impact on the financial position or results of operations of Finlay Jewelry for the thirteen weeks and thirty-nine weeks ended November 1, 2003. Previously reported results for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated as a result of the retroactive adoption of EITF 02-16.


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


    COVENANT REQUIREMENTS

    Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended November 1, 2003, Finlay Jewelry was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2003. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation of any such covenants. Finlay Jewelry believes the assumptions used are appropriate.

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

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)


                                                       THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                     --------------------------  ---------------------------

                                                                   NOVEMBER 2,                  NOVEMBER 2,
                                                     NOVEMBER 1,      2002        NOVEMBER 1,     2002
                                                        2003      (AS RESTATED)      2003      (AS RESTATED)
                                                     -----------  -------------  ------------  ------------
Sales............................................      100.0%         100.0%        100.0%        100.0%
Cost of sales....................................       48.9           47.8          48.7          48.1
                                                      ---------      ---------     ---------     ---------
   Gross margin..................................       51.1           52.2          51.3          51.9
Selling, general and administrative expenses.....       48.4           49.2          47.2          47.4
Depreciation and amortization....................        2.8            2.6           2.5           2.4
                                                      ---------      ---------     ---------     ---------
   Income (loss) from operations.................       (0.1)           0.4           1.6           2.1
Interest expense, net............................        2.4            2.7           2.3           2.5
                                                      ---------      ---------     ---------     ---------
    Loss before income taxes and
     cumulative effect of accounting change......       (2.5)          (2.3)         (0.7)         (0.4)
Benefit for income taxes.........................       (1.0)          (1.0)         (0.3)         (0.3)
                                                      ---------      ---------     ---------     ---------
    Loss before cumulative effect of
      accounting change..........................       (1.5)          (1.3)         (0.4)         (0.1)
Cumulative effect of accounting change, net of tax       -              -             -            (3.2)
                                                      ---------      ---------     ---------     ---------

   Net loss......................................       (1.5)%         (1.3)%        (0.4)%        (3.3)%
                                                      =========      =========     =========     =========


THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 2, 2002

    SALES. Sales for the thirteen weeks ended November 1, 2003, increased $6.6 million, or 3.9%, over the comparable period in 2002. Comparable department sales (departments open for the same months during comparable periods) increased 3.1%. Management attributes this increase in sales primarily to emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices.

    During the thirteen weeks ended November 1, 2003, Finlay opened 22 departments and closed one department. The openings and closing were all within existing store groups.

    GROSS MARGIN. Gross margin for the period increased by $1.6 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 1.1%. Gross margin was impacted by successful promotional events in the quarter, which positively affected sales, but negatively affected margin. The decrease also reflected a higher LIFO provision coupled with an increase in gold prices.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $1.8 million, or 2.2% due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. As a percentage of sales, SG&A decreased 0.8% due to the favorable leveraging of payroll and other expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs associated with the Burdine's and Lord & Taylor store closings totaling approximately $0.7 million were recorded in the period.

    INTEREST EXPENSE, NET. Interest expense decreased by $0.4 million primarily due to a decrease in average borrowings ($203.5 million for the period in 2003 compared to $230.9 million for the comparable period in 2002). The weighted average interest rate was approximately 6.9% for the 2003 period compared to 6.8% for the comparable period in 2002.

    BENEFIT FOR INCOME TAXES. The income tax benefit for the 2003 and 2002 periods reflects effective tax rates of 39% and 40.5%, respectively, adjusted in 2002 for certain income tax provisions which were no longer required.

    NET LOSS. Net loss of $2.7 million for the 2003 period represents an increase of $0.5 million as compared to the net loss in the prior period as a result of the factors discussed above.


THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 COMPARED WITH THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

    SALES. Sales for the thirty-nine weeks ended November 1, 2003 increased $11.1 million, or 2.0%, over the comparable period in 2002. Comparable department sales increased 1.6%. Management attributes this increase in sales primarily to emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices.

    During the thirty-nine weeks ended November 1, 2003, Finlay opened 31 departments and closed 18 departments. The openings and closings were all within existing store groups.

    GROSS MARGIN. Gross margin for the period increased by $2.0 million, in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 0.6%. The decrease primarily reflected a higher LIFO provision coupled with an increase in gold prices and a continued promotional environment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $4.3 million, or 1.7%, due primarily to payroll expense and lease fees associated with the increase in Finlay Jewelry's sales. SG&A as a percentage of sales decreased by 0.2%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.5 million due to additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs associated with the Burdine's and Lord & Taylor store closings totaling approximately $0.7 million were recorded in the period.

    INTEREST EXPENSE, NET. Interest expense decreased by $0.9 million primarily due to a decrease in average borrowings ($192.3 million for the period in 2003 compared to $213.9 million for the comparable period in 2002). The weighted average interest rate was approximately 7.3% for the 2003 period compared to 7.0% for the comparable period in 2002.

    BENEFIT FOR INCOME TAXES. The income tax benefit for the 2003 and 2002 periods reflects an effective tax rate of 39% and 40.5%, respectively, adjusted in 2002 for certain income tax provisions which were no longer required.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES. Finlay Jewelry adopted EITF 02-16 as of the beginning of 2002 and recorded a cumulative effect after-tax reduction to earnings of $17.2 million. The charge relates to the deferral of a portion of Finlay Jewelry's previously collected vendor allowances relating to both owned merchandise and merchandise received on consignment.

    NET LOSS. The net loss of $2.3 million for the 2003 period represents a decrease of $15.4 million as compared to the net loss in the prior period as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, capital expenditures totaled $8.0 million and $8.2 million, respectively. For 2002, capital expenditures totaled $12.5 million and for 2003 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded Finlay Jewelry from satisfying its capital expenditure requirements.

    Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Finlay Jewelry's working capital balance was $168.1 million at November 1, 2003, a decrease of $5.8 million from February 1, 2003. The decrease resulted primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures and the declaration of dividends to the Holding Company.

    The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in Finlay's cash, which is used to reduce Finlay's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $5.4 million, or 1.8%, as compared to November 2, 2002, as a result of the continued monitoring of inventory levels. During 2003, the reduced inventory levels favorably impacted Finlay's outstanding borrowings under the Revolving Credit Agreement.

    In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. The weighted average interest rate was 3.3% and 3.9% for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively.

    In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 1, 2003 were $54.5 million, compared to a zero balance at February 1, 2003 and $82.2 million at November 2, 2002. The average amounts outstanding under the Revolving Credit Agreement were $42.3 million and $63.9 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 1, 2003 was $73.5 million, at which point the unused excess availability was $139.1 million. At November 1, 2003, Finlay was in compliance with all of its covenants under the Revolving Credit Agreement.

    Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2002, Finlay had an average balance of consignment merchandise of $360.5 million as compared to an average balance of $377.4 million in 2001. As of November 1, 2003, $381.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $381.2 million at November 2, 2002.

    A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 1, 2003, Finlay Jewelry's outstanding borrowings were $204.5 million, which included a $150.0 million balance under the Senior Notes and a $54.5 million balance under the Revolving Credit Agreement. At November 1, 2003, Finlay was in compliance with all of its covenants under the Senior Note Indenture.

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

    Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005 and permits Finlay to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 127,921 fine troy ounces, valued at approximately $49.4 million. The average amount outstanding under the Gold Consignment Agreement was $39.1 million in 2002. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. At November 1, 2003, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations, which may have an impact on future liquidity and the availability of capital resources, as of November 1, 2003 (dollars in thousands):

                                                PAYMENTS DUE BY PERIOD
                                  -----------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS         TOTAL      LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
------------------------------    --------    ----------------  -----------   -----------   -------------
Senior Notes (due 2008) (1) ..    $150,000       $   --          $   --         $   --         $150,000
Operating leases (2) .........      11,011          1,974           3,925          3,834          1,278
                                  --------       --------        --------       --------       --------
Total ........................    $161,011       $  1,974        $  3,925       $  3,834       $151,278
                                  ========       ========        ========       ========       ========

----------

(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 4 of Notes to the Consolidated Financial Statements.

(2) Represents future minimum payments under noncancellable operating leases as of February 1, 2003.


                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL              ------------------------------------------------------------------------
COMMITMENTS                     TOTAL      LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
----------------------------  --------    ----------------  -----------   -----------   --------------
Revolving Credit
  Agreement (due 2008) (1) .  $ 54,546        $ 4,546          $  --         $50,000       $  --
Gold Consignment
  Agreement (due 2005) .....    49,409           --             49,409          --            --
Letters of credit ..........     8,950          8,700             --            --            250
                              --------        -------          -------       -------       ------
Total ......................  $112,905        $13,246          $49,409       $50,000       $  250
                              ========        =======          =======       =======       ======

----------

(1) The outstanding balance on the Revolving Credit Agreement at December 1, 2003 was $86.6 million.

    Finlay has not created, and is not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating Finlay's business. Finlay does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect Finlay's liquidity or the availability of capital resources.

    Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $8.8 million and $17.0 million for the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively. As a result of the retail calendar closing date for the third quarter of 2003, the semi-annual interest payment with respect to the Senior Notes totaling $6.3 million was paid in the fourth quarter of 2003, whereas the third quarter of 2002 included such payment.

    Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. The agreement has a remaining term of approximately fourteen months and has a remaining aggregate minimum value of $1,244,000 as of November 1, 2003.

    In December 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Holding Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. As of November 1, 2003, the Holding Company has repurchased 1,703,000 shares for $18.8 million.

    From time to time, Finlay enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At November 1, 2003 and February 1, 2003, Finlay Jewelry had various open positions in forward contracts for gold totaling 30,000 and 4,000 fine troy ounces of gold, to purchase gold for $10.5 million and $1.4 million, respectively. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

       In January 2000, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. All of Sonab's employees, excluding those that were hired by the buyer, were involuntary terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of November 1, 2003, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.4 million against its estimate of $27.2 million. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments. No changes have occurred during the thirty-nine weeks ended November 1, 2003.

    On August 26, 2003, the Holding Company announced that Federated will not renew Finlay's lease in the Burdine's department store division due to the planned consolidation of the Burdine's and Macy's fine jewelry departments in 2004. The termination of the lease, which expires January 31, 2004, will result in the closure of 46 Finlay departments in the Burdine's division. In fiscal 2002, Finlay generated approximately $50 million in sales from the Burdine's departments. In 2003, Finlay estimates recording charges amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $690,000 relating to the accelerated depreciation of fixed assets and severance.

    On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division. Finlay currently operates the jewelry departments in each of these locations, with the exception of one department which closed during the third quarter of 2003 and two departments which closed during the fourth quarter of 2003. In fiscal 2002, Finlay generated approximately $17 million in sales from these 34 departments. At this time, May has not announced a specific timeline for when these stores will close. However, Finlay estimates recording charges during 2003 and 2004 amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance from the date of the announcement through the estimated dates of the store closings, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $264,000 relating to the accelerated depreciation of fixed assets and severance.


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

    The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on Finlay Jewelry's results of operations or financial condition. Finlay Jewelry enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. Finlay Jewelry does not enter into forward contracts or other financial instruments for speculation or trading purposes. The fair value of gold under the forward contracts was $11.6 million at November 1, 2003.


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in Finlay Jewelry's internal controls over financial reporting that occurred during Finlay Jewelry's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Finlay Jewelry's internal controls over financial reporting.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

2         Not applicable.

3.2 Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of Finlay Jewelry.

3         Not applicable.

4         Not applicable.

10.1 Fourth Amendment, dated as of July 6, 2003, among Sovereign Bank, as agent and a bank, Sovereign Precious Metals, LLC, Finlay Jewelry and eFinlay, Inc., to the Amended and Restated Gold Consignment Agreement dated as of March 30, 2001, as amended.

10.2 Restricted Stock Agreement, dated as of August 14, 2003, between the Holding Company and Arthur E. Reiner.

10.3 Form of Restricted Stock Agreement entered into by the Holding Company, in connection with October 2003 awards of restricted stock.

10.4 Form of 2003 Deferral Agreement under the Holding Company's Director Deferred Compensation and Stock Purchase Plan.

10.5 Form of 2003 Deferral Agreement under the Holding Company's Executive Deferred Compensation and Stock Purchase Plan.

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


    B.      REPORTS ON FORM 8-K

    On November 6, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release announcing the Holding Company's sales for the third quarter and the nine months ended November 1, 2003.

    On November 20, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release reporting the Holding Company's financial results for the third quarter and the nine months ended November 1, 2003.

                                   SIGNATURES


    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 10, 2003               FINLAY FINE JEWELRY CORPORATION

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