Form 10-K
period 2004-01-31
FINLAY FINE JEWELRY CORP
filed 2004-04-15
CIK 898684

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---    SECURITIES EXCHANGE ACT OF 1934*

               For the Fiscal Year Ended  January 31, 2004

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ----------

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3287757
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             529 Fifth Avenue New York, NY                 10017
        ----------------------------------------         ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [  ]                  No [X]

As of April 9, 2004, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily filing this Annual Report on Form 10-K.

================================================================================

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                      INDEX


                                                                         PAGE(S)

PART I
    Item 1.  Business......................................................... 3
    Item 2.  Properties.......................................................12
    Item 3.  Legal Proceedings................................................13
    Item 4.  Submission of Matters to a Vote of Security Holders..............13

PART II
    Item 5.  Market for the Registrant's Common Equity and Related Stockholder
                Matters.......................................................14
    Item 6.  Selected Consolidated Financial Data.............................15
    Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................17
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......33
    Item 8.  Financial Statements and Supplementary Data......................34
    Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................34
    Item 9A. Controls and Procedures..........................................34

PART III
    Item 10. Directors and Executive Officers of the Registrant...............35
    Item 11. Executive Compensation...........................................38
    Item 12. Security Ownership of Certain Beneficial Owners and Management ..47
    Item 13. Certain Relationships and Related Transactions...................50
    Item 14. Principal Accountant Fees and Services...........................52

PART IV
    Item 15. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K......................................................52

SIGNATURES      ..............................................................59

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries ("Finlay Jewelry") is a wholly-owned subsidiary of Finlay Enterprises, Inc., a Delaware corporation (the "Holding Company"). References to "Finlay" mean, collectively, the Holding Company and Finlay Jewelry. All references herein to "Departments" refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay is one of the leading retailers of fine jewelry in the United States. Finlay operates leased fine jewelry Departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott division of Saks Incorporated, Marshall Field's and Dillard's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $191 per item. Average sales per Department were $932,000 in 2003 and the average size of a Department is approximately 700 square feet.

     As of January 31, 2004, Finlay operated its 972 locations in 17 host store groups, in 46 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates in 441 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 116 of Federated's 459 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 51% and 18%, respectively, of Finlay's sales. Management believes that it maintains excellent relations with its host store groups, 16 of which have had leases with Finlay for more than five years (representing 92% of Finlay's sales in 2003) and 13 of which have had leases with Finlay for more than ten years (representing 78% of Finlay's sales in 2003).

     During 2003, Federated announced that it would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease in January 2004 resulted in the closure of 46 Finlay Departments in the Burdines department store division and the results of operations for these Departments have been reclassified as discontinued operations for all periods presented. In 2003, Finlay generated approximately $55 million in sales from the Burdines Departments. Additionally, in 2003, May announced its intention to divest 32 Lord & Taylor stores as well as two other stores in its Famous-Barr division, resulting in the closure of eight Departments in 2003 and six Departments during the first quarter of 2004. In 2003, Finlay generated approximately $20 million in sales from these 34 Departments. At this time, May has not announced a specific timeline for the closure of the remaining stores.

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

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002, 2001, 2000 and 1999 relate to the fiscal years ending on January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ("SL Holdings"). The Holding Company, a Delaware corporation incorporated on November 22, 1988, was organized by certain officers and directors of SL Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Holding Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Holding Company. The principal executive offices of Finlay Jewelry are located at 529 Fifth Avenue, New York, New York 10017 and its telephone number at this address is (212) 808-2800.

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

     INDUSTRY. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $54.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent an estimated $4.1 billion on fine jewelry in 2002. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment Finlay's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

o INCREASE COMPARABLE DEPARTMENT SALES. Finlay's merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these strategies. Over the past decade, Finlay has experienced comparable store sales increases (in nine out of ten years) and has consistently outperformed its host store groups with respect to these increases.

o ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Finlay's well established relationships with many of its host store groups have enabled Finlay to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates in

     441 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay has also operated Departments in Federated stores since 1983 and operates Departments in 116 of Federated's 459 department stores.

o ESTABLISH NEW HOST STORE RELATIONSHIPS. Finlay has an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, Finlay has added Marshall Field's, Parisian, Dillard's and Bloomingdale's to its host store relationships.

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

                               THE FINLAY TRIANGLE


                                   -----------
                                     CENTRAL
                                     OFFICE
                                   -----------

                    ------------                  ------------
                      VENDORS                        STORE
                    ------------                   MANAGEMENT
                                                  ------------


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

STORE RELATIONSHIPS

     HOST STORE RELATIONSHIPS. Finlay's relations with its host store groups, 16 of which have had leases with Finlay for more than five years (representing 92% of Finlay's sales in 2003) and 13 of which have had leases with Finlay for more than ten years (representing 78% of Finlay's sales in 2003) provide strong and, in many instances, long-term relationships such that lease agreements are routinely renewed. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at January 31, 2004, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group.



HOST STORE GROUP                                                       INCEPTION OF        NUMBER OF
----------------                                                       RELATIONSHIP       DEPARTMENTS
                                                                       ------------       -----------
MAY
Robinsons-May/Meier & Frank........................................         1948               72
Filene's/Kaufmann's................................................         1977               99
Lord & Taylor......................................................         1978               78
Famous Barr/L.S. Ayres/Jones.......................................         1979               43
Foley's............................................................         1986               69
Hecht's/Strawbridge's..............................................         1986               80
                                                                                               --
    Total May Departments..........................................                                      441

FEDERATED
Rich's/Lazarus/Goldsmith's.........................................         1983               65
The Bon Marche.....................................................         1993               22
Bloomingdale's.....................................................         2000               29
                                                                                               --
    Total Federated Departments....................................                                      116

SAKS INCORPORATED
Carson Pirie Scott/Bergner's/Boston Store/Younkers/Herberger's.....         1973               84
Parisian...........................................................         1997               35
                                                                                               --
    Total Saks Incorporated Departments............................                                      119

OTHER DEPARTMENTS
Gottschalks........................................................         1969               38
Belk...............................................................         1975               65
The Bon-Ton........................................................         1986               44
Elder Beerman......................................................         1992               34
Dillard's..........................................................         1997               61
Marshall Field's...................................................         1997               54
                                                                                               --
    Total Other Departments........................................                                      296
                                                                                                         ---
    Total Departments..............................................                                      972
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

     In several cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with its past acquisitions.

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

     DEPARTMENTS OPENED/CLOSED. During 2003, Department openings offset by closings resulted in a net decrease of 39 Departments. The openings, which totaled 32 Departments, were all within existing store groups. The closings totaled 71 Departments and included 46 Departments as a result of Federated's decision not to renew Finlay's lease in the Burdines department store division and eight Lord & Taylor Departments as a result of May's decision to close these smaller, less profitable locations. The balance of the closings were within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2003 Compared with 2002".

     The following table sets forth data regarding the number of domestic Departments which Finlay has operated from the beginning of 1999:

                                                                          FISCAL YEAR ENDED
                                                     -------------------------------------------------------------
                                                      JAN. 31,    FEB. 1,      FEB. 2,      FEB. 3,      JAN. 29,
                                                      2004         2003         2002          2001         2000
                                                     --------    ---------     --------     ---------    ---------
DEPARTMENTS/STORES:

Open at beginning of year......................       1,011        1,006         1,053          987          959
Opened during year.............................          32           21            33           86           61
Closed during year.............................         (71)         (16)          (80)         (20)         (33)
                                                     --------    ---------     --------     ---------    ---------
Open at end of year............................         972        1,011         1,006        1,053          987
                                                     --------    ---------     --------     ---------    ---------
Net increase (decrease)........................         (39)           5           (47)          66           28
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

     The following table sets forth the sales and percentage of sales by category of merchandise for 2003, 2002 and 2001:

                                                                 FISCAL YEAR ENDED
                              ----------------------------------------------------------------------------------------
                                    JAN. 31, 2004                 FEB. 1, 2003                   FEB. 2, 2002
                              --------------------------    --------------------------    ----------------------------
                                               % OF                         % OF                           % OF
                                 SALES          SALES         SALES          SALES          SALES            SALES
                              -----------     ----------    ----------     -----------    -----------     ------------
                                                               (DOLLARS IN MILLIONS)
Diamonds..................    $   275.2          30.5%      $   250.9          28.6%      $   249.5          27.7%
Gold......................        199.5          22.1           201.4          23.0           204.3          22.7
Gemstones.................        182.3          20.2           182.4          20.8           190.7          21.2
Watches...................        134.0          14.8           134.3          15.3           143.9          16.0
Other (1).................        111.4          12.4           108.3          12.3           112.2          12.4
                              -----------     ----------    ----------     -----------    -----------     ------------
Total Sales...............    $   902.4         100.0%      $   877.3         100.0%       $  900.6         100.0%
                              ===========     ==========    ==========     ===========    ===========     ============

------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 2003, the average price of items sold by Finlay was approximately $191 per item. An average Department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

PURCHASING AND INVENTORY

     GENERAL. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. In recent years, on average, approximately 50% of Finlay's merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2003, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 34% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

     In 2003, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 80% of sales, and merchandise obtained from Finlay's largest vendor generated approximately 10% of sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 116,835 fine troy ounces, valued at approximately $46.7 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million for the fiscal year ended January 31, 2004. In the event this arrangement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 2004, was 2.8% per annum. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

OPERATIONS

     GENERAL. Most of Finlay's Departments have between 50 and 150 linear feet of display cases (with an average of approximately 79 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each Department is open for business during the same hours as its host store.

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one group buyer, three or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to five host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, to improve customer service and, as a result, sales.

     Finlay had average sales per linear foot of approximately $11,700 in 2003, $11,700 in 2002 and $12,300 in 2001. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average sales per Department of approximately $932,000, $911,000 and $916,000 in 2003, 2002 and 2001, respectively.

     MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. Finlay and its vendors use Finlay's management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. In March 2002, Finlay implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems have provided improved analysis and reporting capabilities and will serve to support future growth of Finlay. Additionally, these systems will provide the foundation for future productivity and expense control initiatives.

     PERSONNEL AND TRAINING. Finlay considers its employees an important component of its operations and devotes substantial resources to training and improving the quality of sales and management personnel.

     As of the end of 2003, Finlay employed approximately 6,200 people of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of Finlay's 6,200 employees, approximately 3,100 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

     ADVERTISING. Finlay promotes its products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have been approximately 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.

     INVENTORY LOSS PREVENTION AND INSURANCE. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory count. During 2003, inventory shrinkage amounted to approximately 0.5% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     GOLD HEDGING. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay, at times, enters into forward contracts, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. The value of gold hedged under such contracts represented approximately 9% of Finlay Jewelry's cost of goods sold in 2003. Under such contracts, Finlay obtains the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At January 31, 2004, Finlay Jewelry had several open positions in gold forward contracts totaling 25,000 fine troy ounces, to purchase gold for $10.2 million, which expire during 2004. The fair market value of gold under such contracts was $10.0 million at January 31, 2004.

     Finlay manages the purchase of forward contracts by estimating and monitoring the quantity of gold that it anticipates it will require in connection with its anticipated level of sales of the type described above. Finlay's gold hedging transactions are entered into by Finlay in the ordinary course of its business. Finlay's gold hedging strategies are determined and monitored on a regular basis by Finlay's senior management and its Board of Directors.

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

SEASONALITY

     Finlay's business is subject to substantial seasonal variations. Historically, Finlay has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of the year principally due to sales from the holiday season. Finlay expects that this general pattern will continue. Finlay's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings.

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

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of April 9, 2004, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's consolidated financial statements.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Finlay Jewelry is a wholly-owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for Finlay Jewelry's common stock.

     During 2003, cash dividends of $13.5 million were distributed by Finlay Jewelry to the Holding Company. The distributions are generally utilized to pay interest on the Holding Company's $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and certain expenses of the Holding Company, such as legal, accounting and directors' fees and to purchase the Holding Company's common stock, par value $.01 per share ("Common Stock"), under its stock repurchase program. Certain restrictive covenants in the indenture relating to Finlay Jewelry's $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") (the "Senior
Note Indenture") and the indenture relating to the Senior Debentures (the "Senior Debenture Indenture", and collectively with the Senior Note Indenture, the "Senior Indentures"), the Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by Finlay Jewelry. Additionally, the Revolving Credit Agreement, the Senior Note Indenture and the Gold Consignment Agreement currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants.

     Information regarding the Holding Company's equity compensation plans is set forth in Item 12 of Part III of this Form 10-K, which information is incorporated herein by reference.

     There was one record holder of Finlay Jewelry's common stock at April 9, 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. As a result of Federated's decision not to renew Finlay's lease in the Burdines department store division, the results of operations of Burdines have been segregated from continuing operations and reported as a discontinued operation for financial statement purposes for all periods presented. The statement of operations data and balance sheet data as of and for each of the years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000 have been derived from Finlay Jewelry's audited Consolidated Financial Statements.

                                                                              FISCAL YEAR ENDED (1)
                                                      ------------------------------------------------------------------
                                                       JAN. 31,      FEB. 1,       FEB. 2,        FEB. 3,      JAN. 29,
                                                         2004         2003           2002          2001          2000
                                                       --------      -------       -------        -------      --------
                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Sales ............................................   $ 902,416     $ 877,296     $ 900,628     $ 944,756     $ 861,369
   Cost of sales ..................................     440,517       424,846       453,246       469,058       424,707
   Cost of sales - Sonab inventory write-down (2)           -             -             -             -           7,839
                                                      ---------     ---------     ---------     ---------     ---------
   Gross margin (3) ...............................     461,899       452,450       447,382       475,698       428,823
   Selling, general and administrative expenses ...     387,501       378,095       374,085       388,601       358,881
   (Credit) charges associated with the
       sale and closure of Sonab (2) ..............         -          (1,432)          -             -          20,792
   Depreciation and amortization ..................      17,026        16,827        19,348        16,878        16,312
                                                      ---------     ---------     ---------     ---------     ---------
   Income from operations .........................      57,372        58,960        53,949        70,219        32,838
   Interest expense, net ..........................      16,556        17,678        19,635        22,562        22,043
                                                      ---------     ---------     ---------     ---------     ---------
   Income from continuing operations before
       income taxes and cumulative effect of
       accounting change ..........................      40,816        41,282        34,314        47,657        10,795

   Provision for income taxes .....................      16,035        16,064        14,369        20,088         5,344
                                                      ---------     ---------     ---------     ---------     ---------
   Income from continuing operations before
       cumulative effect of accounting change .....      24,781        25,218        19,945        27,569         5,451
   Discontinued operations, net of tax (4) ........     (11,537)        3,810         3,382         3,860         3,611

   Cumulative effect of accounting change,
       net of tax (5) .............................         -         (17,209)          -             -             -
                                                      ---------     ---------     ---------     ---------     ---------
   Net income .....................................   $  13,244     $  11,819     $  23,327     $  31,429     $   9,062
                                                      =========     =========     =========     =========     =========

OPERATING AND FINANCIAL DATA:
   Number of Departments (end of year) ............         972         1,011         1,006         1,053           987
   Percentage increase (decrease) in sales (6) ....         2.9%         (2.6)%        (4.7)%         9.7%          5.7%
   Percentage increase (decrease) in domestic
       comparable Department sales (7) ............         2.3%          0.1%         (3.0)%         2.1%          8.1%
   Average domestic sales per Department (8) ......   $     932     $     911     $     916     $     970     $     929
   EBITDA (9) .....................................      74,398        75,787        73,297        87,097        49,150
   Capital expenditures ...........................      12,934        12,489        13,850        18,118        14,972

CASH FLOWS PROVIDED FROM (USED IN):
   Operating activities ...........................   $  48,279     $  52,291     $  43,658     $  34,455     $  46,448
   Investing activities ...........................     (12,934)      (15,750)      (17,432)      (30,403)      (21,054)
   Financing activities ...........................     (14,349)      (17,278)       (8,253)       (7,640)       (7,159)


BALANCE SHEET DATA-END OF PERIOD:
   Working capital ................................   $ 196,496     $ 173,960     $ 173,334     $ 152,003     $ 132,696
   Total assets ...................................     592,324       578,575       583,422       602,254       554,994
   Short-term debt, including current portion of
      long-term debt ..............................         -             -             -             -             -
   Long-term debt .................................     150,000       150,000       150,000       150,000       150,000
   Total stockholder's equity .....................     185,100       187,816       193,596       179,423       157,026

-----------------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.
(2) Included in 1999 are charges associated with the sale and closure of Sonab, Finlay Jewelry's European leased jewelry department subsidiary, totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Included in 2002 is a $1.4 million credit which represents a revision of Finlay Jewelry's estimate of closure expenses to reflect its remaining liability associated with the closure of Sonab. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding Sonab.
(3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories using the first-in, first- out inventory valuation method, the gross margin would have increased (decreased) as follows: $4.5 million, $2.2 million, $3.6 million, $1.7 million, and $(1.1) million for 2003, 2002, 2001, 2000 and 1999, respectively.
(4) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Burdines Departments have been segregated from continuing operations and reflected as a discontinued operation for financial statement purposes for all periods presented. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
(5) In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"), Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. The application of EITF 02-16 changed Finlay Jewelry's accounting treatment for the recognition of vendor allowances. In 2003 and 2002, $19.4 million and $18.9 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased selling, general and administrative expenses ("SG&A"). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding EITF 02-16.
(6) Excluding sales for the 53rd week of 2000, the percentage increase in sales for 2000 was 8.8% and the percentage decrease in sales for 2001 was 4.1%.
(7) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.
(8) Average domestic sales per Department is determined by dividing domestic sales by the average of the number of domestic Departments open at the beginning and at the end of each period.
(9) EBITDA, a non-GAAP financial measure, represents income from operations before depreciation and amortization expenses, and excludes discontinued operations. Finlay believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all determined in accordance with GAAP) for the purpose of analyzing Finlay's operating performance, financial position and cash flow as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies. EBITDA is calculated as follows:


                                                                    FISCAL YEAR ENDED
                                           --------------------------------------------------------------------
                                           JAN. 31,      FEB. 1,         FEB. 2,        FEB. 3,       JAN. 29,
                                            2004           2003           2002            2001          2000
                                           --------      -------         -------        -------       --------
                                                                  (DOLLARS IN THOUSANDS)
Income from operations ..................  $57,372       $58,960         $53,949       $70,219         $32,838
Add: Depreciation and amortization ......   17,026        16,827          19,348        16,878          16,312
                                           -------       -------         -------       -------         -------
EBITDA ..................................  $74,398       $75,787         $73,297       $87,097         $49,150
                                           =======       =======         =======       =======         =======

For 1999 and 2002, consolidated EBITDA includes the charges totaling $28.6 million and the credit totaling $1.4 million, respectively, associated with the sale and closure of Sonab.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in
Item 8 of this report. This MD&A is organized as follows:

     o EXECUTIVE OVERVIEW - This section provides a general description of Finlay's business and a brief discussion of the opportunities, challenges and risks that Finlay focuses on in the operation of its business.

     o RESULTS OF OPERATIONS - This section provides an analysis of the significant line items on the consolidated statements of operations.

     o LIQUIDITY AND CAPITAL RESOURCES - This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

     o SEASONALITY - This section describes the effects of seasonality on Finlay's business.

     o CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that both are considered important to Finlay Jewelry's financial condition and results of operations, and require Finlay Jewelry to exercise subjective or complex judgments in their application. In addition, all of Finlay Jewelry's significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements.

     o SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from Finlay Jewelry's historical results or current expectations or projections.

     The Burdines Departments have been accounted for as a discontinued operation, and, unless otherwise indicated, the following discussion relates to Finlay Jewelry's continuing operations.

EXECUTIVE OVERVIEW

OUR BUSINESS

     Finlay is one of the leading retailers of fine jewelry in the United States and operates leased fine jewelry Departments in major department stores for retailers such as May and Federated. Finlay sells a broad selection of moderately priced jewelry, with an average sales price of approximately $191 per item. As of January 31, 2004, Finlay operated 972 locations in 17 host store groups, in 46 states and the District of Columbia.

     Finlay's primary focus is to offer desirable and competitively priced products and to provide superior merchandise assortments, quality and customer service. Finlay's ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled Finlay to present better assortments in its showcases. Finlay believes that it is an important contributor to each of its host store groups and continues to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to Finlay, host store groups gain Finlay's expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a lessee, Finlay benefits from the host stores' reputation, customer traffic, credit services and established customer base. Finlay also avoids the substantial capital investment in fixed assets typical of a stand-alone retail format. These factors have generally led Finlay's new Departments to achieve profitability within the first twelve months of operation.

     Finlay Jewelry measures itself against key financial measures that it believes provide a well-balanced perspective regarding its overall financial success. Those benchmarks are as follows, together with how they are computed:

o Comparable department sales growth computed as the percentage change in sales for Departments open for the same months during the comparable periods. Comparable department sales are measured against Finlay's host store groups as well as other jewelry retailers;

o Total net sales growth (current year total net sales minus prior year total net sales divided by prior year total net sales equals percentage change) which indicates, among other things, the success of Finlay's selection of new store locations and the effectiveness of its merchandising strategies.

o Operating margin rate (income from operations divided by net sales) which is an indicator of Finlay Jewelry's success in leveraging its fixed costs and managing its variable costs; and

2003 HIGHLIGHTS

     During 2003, Finlay successfully executed its marketing and merchandising strategy, as evidenced by its 2.3% growth in comparable department sales (including Burdines), achieved strong operating cash flow and increased profitability. Over the past decade, Finlay has experienced comparable store sales increases (in nine out of ten years) and has consistently outperformed its host store groups with respect to these increases. Finlay attributes its success to an experienced and stable management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Total sales were $902.4 million in 2003 compared to $877.3 million in 2002, an increase of 2.9%. Gross margin increased by $9.4 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 0.4% from 51.6% to 51.2%. Although SG&A increased $9.4 million, as a percentage of sales, SG&A decreased 0.2% from 43.1% to 42.9%.

     During 2003, Finlay Jewelry effectively managed its inventories and implemented appropriate expense controls. Finlay Jewelry's continued focus on cash management enabled Finlay Jewelry to end 2003 with $89.5 million of cash compared to $68.5 million at the end of 2002. Finlay Jewelry's operating cash flow was $48.3 million in 2003, which enabled Finlay Jewelry to open new Departments and remodel and expand existing Departments. Additionally, borrowings under the Revolving Credit Agreement were reduced to zero by the end of December 2003 and the average outstanding balance decreased by 30% to $42.7 million as compared to $61.2 million in the prior year. Maximum outstanding borrowings during 2003 peaked at $93.5 million, at which point the available borrowings under the Revolving Credit Agreement were approximately $122.5 million.

OUTLOOK

     Finlay continues to seek growth opportunities and plans to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add Departments within existing host store groups;

     o    Add new host store relationships;

     o    Open new channels of distribution;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage; and

     o    De-leverage the balance sheet.

     See "Business-Growth Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Management believes that current trends in jewelry retailing provide a significant opportunity for Finlay's growth. Consumers spent approximately $54.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent an estimated $4.1 billion on fine jewelry in 2002. Management believes that demographic factors such as the aging of the baby boomer generation with increased discretionary income, plus the growing number of women in the workplace, will contribute to the growth of the fine jewelry retailing industry.

OPPORTUNITIES, RISKS AND UNCERTAINTIES

     Finlay achieved sustained growth during 2003, however, Finlay has faced certain challenges as well, including:

     o    Dependence on or loss of certain host store relationships; and

     o    Host store consolidation.

     During 2003, Federated announced that it would not renew Finlay's lease in the Burdines department store division, which resulted in the closure of 46 Burdines Departments in January 2004. These 46 Departments generated approximately $55 million in revenue during 2003, which is included in discontinued operations. Due to the termination of the Burdines lease, Finlay recorded a non-cash charge of $13.8 million for the write-down of goodwill resulting from the closure of the Burdines Departments.

     Additionally, during 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of eight Departments in 2003 and six Departments during the first quarter of 2004. In 2003, Finlay generated approximately $20 million in sales from these 34 Departments.

     During 2003, approximately 51% and 18% of Finlay's sales were generated by Departments operated in store groups owned by May and Federated, respectively. Finlay has operated Departments with May since 1948 and with Federated since 1983. Finlay believes that its relationships with these hosts are excellent. Nevertheless, a decision by either company to transfer the operation of some or all of their Departments to a competitor or to assume the operation of those Departments themselves would have a material adverse effect on the business and financial condition of Finlay. Additionally, the department store industry may experience significant consolidations in the future. Although Finlay has, in the past, generally benefited from host store consolidations, there is no assurance that Finlay's host store relationships will not be impacted as a result of such host store consolidation.

     An important initiative and focus of management is developing opportunities for the growth of Finlay. Management considers it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

     Finlay is currently evaluating the potential refinancing of the Senior Debentures and the Senior Notes. The Senior Debentures and Senior Notes were originally issued in May 1998 and mature on May 1, 2008. In addition, they became redeemable, at the option of Finlay, on May 1, 2003.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                                            FISCAL YEAR ENDED
                                                                 -------------------------------------
                                                                  JAN. 31,      FEB. 1,       FEB. 2,
                                                                    2004          2003         2002
                                                                  --------      -------       -------
   STATEMENT OF OPERATIONS DATA:
   Sales....................................................       100.0%       100.0%        100.0%
   Cost of sales............................................        48.8         48.4          50.3
                                                                   -----        -----         -----
     Gross margin...........................................        51.2         51.6          49.7
   Selling, general and administrative expenses.............        42.9         43.1          41.5
   Credit associated with the sale and
      closure of Sonab......................................         -           (0.1)          -
   Depreciation and amortization............................         1.9          1.9           2.2
                                                                   -----        -----         -----
   Income from operations...................................         6.4          6.7           6.0
   Interest expense, net....................................         1.9          2.0           2.2
                                                                   -----        -----         -----
   Income from continuing operations before income
       taxes and cumulative effect of accounting change.....         4.5          4.7           3.8
   Provision for income taxes...............................         1.8          1.8           1.6
                                                                   -----        -----         -----
   Income from continuing operations before
       cumulative effect of accounting change...............         2.7          2.9           2.2
   Discontinued operations, net of tax (1)..................        (1.3)         0.4           0.4
   Cumulative effect of accounting change,
       net of tax (2) ......................................         -           (1.9)          -
                                                                   -----        -----         -----
   Net income..............................................          1.4%         1.4%          2.6%
                                                                   =====        =====         =====

----------------
(1) See Note 4 to "Selected Consolidated Financial Data".
(2) See Note 5 to "Selected Consolidated Financial Data".

2003 COMPARED WITH 2002

     SALES. Sales increased $25.1 million, or 2.9%, in 2003 compared to 2002. The increase in sales is due primarily to the 2.3%, or $18.7 million, increase in comparable department sales. Additionally, total sales increased by $6.4 million as a result of the net effect and timing of new Department openings and closings. Management attributes the increase in sales primarily to Finlay's merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing its "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning Finlay's Departments as a "destination location" for fine jewelry.

     Finlay's major merchandise categories include diamonds, gold, gemstones and watches. Diamond sales increased $24.3 million, or 9.7%, in 2003 compared to 2002 due primarily to the increase in consumer demand for diamond fashion assortments, including emerging merchandise categories such as three-stone jewelry. Sales in all other categories remained relatively flat in 2003 compared to 2002.

     During 2003, Finlay opened 32 Departments, within existing store groups, and closed 71 Departments. The openings were comprised of the following:

                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS
                          -----------                   -----------
                      May........................           10
                      Dillard's..................            9
                      Federated..................            5
                      Saks.......................            3
                      Other......................            5
                                                            --
                               Total.............           32
                                                            ==
     The closings were comprised of the following:

                                   NUMBER OF
    STORE GROUP                   DEPARTMENTS                         REASON
---------------------------       -----------       -------------------------------------------------
Burdines...................           46            Federated did not renew Finlay's lease.
Lord & Taylor..............            7            May closed these less profitable locations.
Other......................           18            Department closings within existing store groups.
                                      --
          Total............           71
                                      ==

     GROSS MARGIN. Gross margin increased by $9.4 million in 2003 compared to 2002, and as percentage of sales, gross margin decreased by 0.4%. The components of this 0.4% net decrease in gross margin are as follows:

             COMPONENT               %                                 REASON
----------------------------       -----          -------------------------------------------------
 Merchandise cost of sales..      (0.6%)          Increase in merchandise cost of sales is due to
                                                  management's continued efforts to increase market
                                                  penetration and market share through its pricing
                                                  strategy and the impact of higher gold prices.
 LIFO ......................      (0.2%)          Increase in LIFO provision from $2.2 million to
                                                  $4.5 million.
 Shortage ..................       0.4%           Decrease in shortage is due primarily to
                                  ----            favorable physical inventory results.
       Total ...............      (0.4%)
                                  ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $9.4 million, or 2.5%. As a percentage of sales, SG&A decreased to 42.9% from 43.1%. The components of this 0.2% net decrease in SG&A are as follows:

            COMPONENT                    %                             REASON
----------------------------------      ---         -------------------------------------------------
Net advertising expenditures......      0.2%        Decrease in net  advertising  expenditures is due
                                                    primarily to increased vendor support.
Payroll expense ..................     (0.1%)       Favorably impacted by the leveraging of payroll
                                                    expense, offset by an increase in medical
                                                    expenses as 2002 included a $1.8 million
                                                    benefit. This $1.8 million benefit related to
                                                    favorable claims experience following a change
                                                    in medical insurance carriers.
Other field expenses..............      0.1%        Decrease in other field expenses is due
                                        ---         primarily to the favorable leveraging of these
                                                    expenses.
               Total .............      0.2%
                                        ===

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.2 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.4 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $1.1 million primarily due to a decrease in average borrowings ($192.7 million for 2003 compared to $211.2 million for 2002). The weighted average interest rate was approximately 7.3% for 2003 compared to 7.1% for 2002.

     PROVISION FOR INCOME TAXES. The income tax provision for 2003 and 2002 reflects effective tax rates of 39.3% and 38.9%, respectively. The income tax provision in 2002 was reduced for certain income tax accruals which were no longer required.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines department store division. The net loss from discontinued operations for 2003 was $11.5 million compared to the net income from discontinued operations of $3.8 million in 2002. The loss in 2003 included $1.2 million of pre-tax charges associated with the accelerated depreciation of fixed assets and severance, as well as a charge of $13.8 million for the write-down of goodwill resulting from the Burdines Department closings.

     NET INCOME. Net income of $13.2 million for 2003 represents an increase of $1.4 million as compared to net income of $11.8 million in 2002 as a result of the factors discussed above.

2002 COMPARED WITH 2001

     SALES. Sales decreased $23.3 million, or 2.6%, in 2002 compared to 2001. Comparable Department sales increased 0.1% in 2002, which management attributes to a continued challenging retail environment. Total sales were negatively impacted by approximately $31.0 million, or 3.4%, as a result of the 2001 closing of three host store groups, offset by the net effect of new Department openings and closings. Finlay's merchandising and marketing strategy includes emphasizing its "Best Value" merchandising programs as discussed above.

     During 2002, Finlay opened 21 Departments within existing store groups, which included 11 Departments in May. During this period, Finlay closed 16 Departments including five in May and three in Federated.

     GROSS MARGIN. Gross margin increased by $5.1 million in 2002 compared to 2001 and, as a percentage of sales, gross margin increased by 1.9%, primarily due to Finlay Jewelry's adoption of EITF 02-16. The application of EITF 02-16 changed Finlay Jewelry's accounting treatment for the recognition of vendor allowances. In 2002, $18.9 million of vendor allowances has been reflected as a reduction to cost of sales based on the sale of the related product. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased SG&A.

     Excluding the adoption of EITF 02-16, gross margin decreased by $13.8 million in 2002 compared to 2001 and, as a percentage of sales, gross margin decreased by 0.3%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy and
(ii) the impact of higher gold prices. Offsetting these factors were favorable physical inventory shortage results and a lower LIFO charge of $2.2 million in 2002 versus $3.6 million in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A totaled $378.1 million, an increase of $4.0 million, or 1.1%, in 2002 compared to 2001, primarily due to Finlay Jewelry's adoption of EITF 02-16 which, as discussed above, resulted in a $18.9 million increase to SG&A. SG&A as a percentage of sales increased to 43.1% in 2002 from 41.5% in 2001.

     Excluding the adoption of EITF 02-16, SG&A decreased by $14.9 million, or 4.0%, in 2002 compared to 2001 primarily due to payroll expense and lease fees associated with the decrease in Finlay Jewelry's sales and reduced gross advertising expenses. Additionally, Finlay Jewelry recorded a $1.8 million reduction in employee medical benefits expense associated with favorable claims experience subsequent to a change in medical insurance carriers. SG&A as a percentage of sales, excluding the adoption of EITF 02-16, decreased to 40.9% in 2002 from 41.5% in 2001.

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

     INTEREST EXPENSE, NET. Interest expense decreased by $2.0 million reflecting a lower weighted average interest rate (7.1% for 2002 compared to 7.4% for 2001) and a decrease in average borrowings ($211.2 million for 2002 compared to $230.8 million for 2001).

     PROVISION FOR INCOME TAXES. The effective tax rate, before the cumulative effect of accounting change, decreased to 38.9% in 2002 from 41.7% in 2001, primarily as a result of the cessation in 2002 of the amortization of non-deductible goodwill.

     DISCONTINUED OPERATIONS. The net income from discontinued operations increased $0.4 million from $3.4 million in 2001 to $3.8 million in 2002. Discontinued operations includes the results of operations of the Burdines department store division, which has been segregated from continuing operations for financial statement purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Information about Finlay Jewelry's financial position as of January 31, 2004 and February 1, 2003 is presented in the following table:

                                       JANUARY 31,       FEBRUARY 1,
                                          2004              2003
                                          ----              ----
(IN THOUSANDS)

Cash and cash equivalents.........      $ 89,481         $ 68,485
Working capital...................       196,496          173,960
Long-term debt....................       150,000          150,000
Stockholder's equity..............       185,100          187,816

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments, as well as debt service obligations and lease payments to host store groups, and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 2003 and 2002, capital expenditures totaled $12.9 million and $12.5 million, respectively. Total capital expenditures for 2004 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded Finlay from satisfying its capital expenditure requirements.

     Finlay currently expects to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. Finlay believes that its internally generated liquidity through cash flow from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financing flexibility.

     Cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were as follows:

                                                          FISCAL YEARS ENDED
                                            -------------------------------------------------
(IN THOUSANDS)                              JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                               2004               2003               2002
                                            -----------        -----------        -----------
Operating Activities........................  $48,279           $52,291             $43,658
Investing Activities........................  (12,934)          (15,750)            (17,432)
Financing Activities........................  (14,349)          (17,278)             (8,253)
                                              -------           -------              ------
  Total Cash Provided from Operations..       $20,996           $19,263             $17,973
                                              =======           =======              ======

     Finlay's current priorities for its use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

     o Capital expenditures for new Departments, expansions and remodeling of existing Departments;

     o    Investments in technology; and

     o    Strategic acquisitions.

OPERATING ACTIVITIES

     The primary source of Finlay's liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, lease payments and payments of interest and taxes. Net cash flows from operations were $48.3 million for 2003, a decrease from 2002 levels due primarily to a $9.4 million, or 3.6%, increase in inventory offset by an increase in accounts payable in the current year. The increase in inventory was in line with Finlay's increase in sales.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Finlay Jewelry's working capital balance was $196.5 million at January 31, 2004, an increase of $22.5 million from February 1, 2003. The increase resulted primarily from the impact of 2003's net income (exclusive of depreciation and amortization and the goodwill write-down related to Burdines) partially offset by capital expenditures and the payment of dividends to the Holding Company.

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

INVESTING ACTIVITIES

     Investment cash outflows include payments for capital expenditures, including property and equipment. Net cash used in investing activities was $12.9 million, $15.8 million and $17.4 million in 2003, 2002 and 2001, respectively. Capital expenditures in 2003 and 2002 related primarily to expenditures for new Department openings and renovations.

FINANCING ACTIVITIES

     Payments on debt and dividends to the Holding Company have been Finlay Jewelry's primary financing activities. Net cash used in financing activities was $14.3 million, $17.3 million and $8.3 million in 2003, 2002 and 2001, respectively, consisting principally of the payment of dividends to the Holding Company.

     In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. The weighted average interest rate was 3.4% and 3.9% for 2003 and 2002, respectively.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 31, 2004 and February 1, 2003 were zero. The average amounts outstanding under the Revolving Credit Agreement during 2003 and 2002 were $42.7 million and $61.2 million, respectively. The maximum amount outstanding during 2003 was $93.5 million, at which point the available borrowings were $122.5 million.

     A significant amount of Finlay's operating cash flow has been used, or will be required, to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of January 31, 2004, Finlay Jewelry's outstanding borrowings included a $150.0 million balance under the Senior Notes.

     Finlay Jewelry's agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the year ended January 31, 2004, Finlay Jewelry was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2004. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof. Finlay Jewelry believes the assumptions used are appropriate.

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

     Finlay may, at the discretion of management, purchase Senior Debentures and/or Senior Notes from time to time in the open market. Additionally, beginning on May 1, 2003, the Senior Debentures and Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. The extent and timing of any bond repurchases will depend upon general business and market conditions, bond prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. Finlay is currently evaluating the potential refinancing of the Senior Debentures and the Senior Notes.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Holding Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $16.0 million and $16.8 million in 2003 and 2002, respectively.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. At January 31, 2004 and February 1, 2003, $364.5 million and $359.7 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2003, Finlay had an average balance of consignment merchandise of $364.7 million as compared to an average balance of $360.5 million in 2002.

     The following tables summarize Finlay Jewelry's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of January 31, 2004 (dollars in thousands):


                                                              PAYMENTS DUE BY PERIOD
                                   ----------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS           TOTAL    LESS THAN 1 YEAR    1 - 3 YEARS   3 - 5 YEARS   MORE THAN 5 YEARS
   -----------------------           -----    ----------------    -----------   -----------   -----------------
 Long-Term Debt Obligations:
   Senior Notes (due 2008)(1) .... $150,000      $      -           $      -      $150,000        $     -

 Operating lease obligations (2) .    9,070         2,028              3,847         3,195              -
                                   --------      --------           --------      --------        ----------
 Total ........................... $159,070      $  2,028           $  3,847      $153,195        $     -
                                   ========      ========           ========      ========        ==========

-----------
(1) The Holding Company has $75.0 million of Senior Debentures due 2008 outstanding. Refer to Note 5 of Notes to the Consolidated Financial Statements.
(2)  Represents future minimum payments under noncancellable operating leases.


                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL                       ----------------------------------------------------------------------------------
   COMMITMENTS                         TOTAL      LESS THAN 1 YEAR      1 - 3 YEARS    3 - 5 YEARS      MORE THAN 5 YEARS
   -----------                         -----      ----------------      -----------    -----------      -----------------
Revolving Credit
    Agreement (due 2008) (1) .........   $ -           $     -           $     -         $                  $    -

Gold Consignment
   Agreement (expires 2005) (2) ......  46,700          46,700                 -              -                  -
Letters of credit                        8,950           8,700                 -              -                  250
                                       -------         -------           --------        -------            ----------
Total ................................ $55,650         $55,400           $     -         $    -             $    250
                                       =======         =======           ========        =======            ==========

------------
(1) There were no borrowings under the Revolving Credit Agreement at January 31, 2004. The average amount outstanding during 2003 was $42.7 million and the outstanding balance as of April 9, 2004 was $19.0 million.
(2)  Represents amount outstanding at January 31, 2004.

     Finlay enters into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry believes its relationship with the gold consignor is good and expects to be in a position to extend the Gold Consignment Agreement upon its expiration. At January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 116,835 fine troy ounces, valued at approximately $46.7 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million in 2003. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At January 31, 2004, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     Finlay Jewelry has not created, and is not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating Finlay Jewelry's business. Finlay Jewelry does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect Finlay Jewelry's liquidity or the availability of capital resources.

     OTHER ACTIVITIES AFFECTING LIQUIDITY

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. This agreement has a remaining term of approximately one year and has a remaining aggregate minimum value of $1.0 million as of January 31, 2004.

     From time to time, Finlay enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At January 31, 2004, Finlay Jewelry had several open positions in gold forward contracts totaling 25,000 fine troy ounces, to purchase gold for $10.2 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect Finlay Jewelry's results of operations or financial position.

     In January 2000, Sonab, Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million. As of January 31, 2004, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability and, as a result, reduced its accrual by $1.4 million. To date, Finlay Jewelry has charged a total of $26.4 million against its revised estimate of $27.2 million. Finlay Jewelry does not believe future operating results or liquidity will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of approximately 42% of Finlay's sales and approximately 86% of its income from operations for 2003 and 2002. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 13 of Notes to Consolidated Financial Statements of Finlay Jewelry.

     The following table summarizes the quarterly financial data for 2003 and 2002:

                                                             FISCAL QUARTER
                                      -------------------------------------------------------------
                                        FIRST            SECOND           THIRD          FOURTH
                                        -----            ------           -----          ------
                                                         (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
2003:
  Sales ...........................   $ 175,427        $ 182,229       $ 165,784        $ 378,976
  Gross margin ....................      90,766           92,796          84,717          193,620
  Income (loss) from operations ...       2,669            4,502             (62)          50,263
  Net income (loss) ...............        (234)             645          (2,713)          15,546 (a)

2002:
  Sales ...........................     176,354          176,284         159,515          365,143
  Gross margin ....................      92,333           90,332          83,187          186,598
  Income (loss) from operations ...       4,661            3,979              50           50,270
  Net income (loss) ...............     (16,019) (b)         447          (2,173)          29,564

-----------------
(a) Net income (loss) includes the write-down of goodwill of $13.8 million in the fourth quarter of 2003.
(b) In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income by $17.2 million, net of tax of $11.7 million.

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

     Certain of Finlay Jewelry's significant accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements. Finlay believes that the following discussion addresses the critical accounting policies, which are most important to the portrayal of Finlay Jewelry's financial condition and results of operations and require management's most difficult, subjective or complex judgments. Finlay Jewelry is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrink.

     DERIVATIVE INSTRUMENTS

     Finlay is exposed to market risk related to changes in the price of gold and at times enters into forward contracts, to hedge against the risk of gold price fluctuations. When specific criteria as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," have been met, changes in the fair value of forward contracts are recorded in other comprehensive income and reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. One of the criteria for this accounting treatment is that the forward contract amount may not be in excess of specifically identified anticipated transactions. Changes in the fair value of the derivative attributable to hedge ineffectiveness are reclassified from other comprehensive income to other income/expense during the period in which such changes occur.

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

     Effective in 2002, Finlay Jewelry adopted EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor". EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     FINITE-LIVED ASSETS

     Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the undiscounted future cash flows from the finite-lived assets are less than the carrying value, Finlay Jewelry recognizes a loss equal to the difference between the carrying value and the fair value of the asset. Finlay Jewelry determines the fair value of the underlying asset based upon the discounted future cash flows of the assets. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or Finlay Jewelry's strategies change, the conclusion regarding impairment may differ from the current estimates.

     GOODWILL

     Finlay Jewelry evaluates goodwill for impairment annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future cash flows or Finlay Jewelry's strategies change, the conclusion regarding impairment may differ from current estimates.

     REVENUE RECOGNITION

     Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.

     SELF-INSURANCE RESERVES

     Finlay Jewelry is self-insured for workers' compensation claims up to a certain maximum liability amount. Although the amount accrued is actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amount that Finlay Jewelry will ultimately disburse could differ materially from the accrued amount.

     INCOME TAXES

     Finlay Jewelry is subject to income taxes in many jurisdictions and must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of Finlay Jewelry's actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. Finlay Jewelry establishes tax reserves in its consolidated financial statements based on its estimation of current tax exposures. If Finlay Jewelry prevails in tax matters for which reserves have been established or Finlay Jewelry is required to settle matters in excess of established reserves, the effective tax rate for a particular period could be materially affected.


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

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46") was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Finlay Jewelry does not currently participate in any variable interest entities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Important factors that could cause actual results to differ materially include, but are not limited to:

          o    trends in the general economy in the United States;

          o low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items;

          o attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

          o    competition in the retail jewelry business;

          o    the seasonality of the retail jewelry business;

          o Finlay Jewelry's ability to increase comparable department sales and to open new departments;

          o Finlay Jewelry's dependence on or loss of certain host store relationships, particularly with respect to May and Federated, due to the concentration of sales generated by such host stores;

          o    the impact of any host store bankruptcy;

          o    the impact of declining mall traffic levels;

          o the availability to Finlay Jewelry of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

          o Finlay Jewelry's ability to continue to obtain substantial amounts of merchandise on consignment;

          o    the impact of fluctuations in gold and diamond prices;

          o    Finlay Jewelry's continuation of its Gold Consignment Agreement;

          o Finlay Jewelry's compliance with applicable contractual covenants;

          o the impact of future claims and legal actions arising in the ordinary course of business;

          o the impact of recent accounting developments, including the impact of proposed accounting standards to require companies to expense stock options;

          o    Finlay Jewelry's dependence on key officers;

          o Finlay Jewelry's ability to integrate any future acquisitions into its existing business;

          o Finlay Jewelry's high degree of leverage and the availability to Finlay Jewelry of financing and credit on favorable terms; and

          o changes in regulatory requirements which are applicable to Finlay Jewelry's business.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Finlay Jewelry undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Finlay Jewelry files or has filed from time to time with the Securities and Exchange Commission (the "Commission").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Finlay Jewelry is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2003, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $427,000 in 2003. In seeking to minimize the risks from interest rate fluctuations, Finlay Jewelry manages exposures through its regular operating and financing activities. In addition, the majority of Finlay Jewelry's borrowings are under fixed rate arrangements, as described in Note 5 of Notes to Consolidated Financial Statements.

     COMMODITY RISK

     Finlay Jewelry enters into forward contracts for the purchase of the majority of its gold in order to hedge the risk of gold price fluctuations. The following table provides information about Finlay Jewelry's derivative financial instruments as of January 31, 2004:

                CONTRACT                         PREVAILING
               SETTLEMENT       FINE TROY        GOLD PRICE      CONTRACT FAIR
COMMODITY         DATE        OUNCES OF GOLD      PER OUNCE       MARKET VALUE
---------    -------------    --------------     ----------      -------------
  Gold       4 - 30 - 2004        5,000            $401.00         $2,005,000
  Gold       5 - 28 - 2004        7,500             401.42          3,011,000
  Gold       6 - 30 - 2004        7,500             401.83          3,014,000
  Gold       7 - 30 - 2004        5,000             402.25          2,011,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            PAGE
                                                                                                            ----
FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report.................................................................................F-2

Consolidated Statements of Operations for the years ended January 31, 2004,
    February 1, 2003 and February 2, 2002....................................................................F-3

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003......................................F-4

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
    for the years ended January 31, 2004, February 1, 2003 and  February 2, 2002.............................F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2004,
    February 1, 2003 and February 2, 2002....................................................................F-6

Notes to Consolidated Financial Statements for the years ended January 31, 2004,
    February 1, 2003 and February 2, 2002....................................................................F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of Finlay Jewelry's most recently completed fiscal year covered by this report, Finlay Jewelry carried out an evaluation under the supervision and with the participation of Finlay Jewelry's management, including Finlay Jewelry's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of Finlay Jewelry's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and CFO concluded that the design and operation of Finlay Jewelry's disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by Finlay Jewelry reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in Finlay Jewelry's internal controls over financial reporting that occurred during Finlay Jewelry's last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, Finlay Jewelry's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each of the current executive officers and directors of the Holding Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the Holding Company and Finlay Jewelry.

                 NAME                        AGE                                POSITION
                 ----                        ---                                --------
Arthur E. Reiner....................          63       Chairman of the Board, President and Chief Executive
                                                       Officer of the Holding Company, Chairman and Chief
                                                       Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin....................          53       Executive  Vice  President and Chief  Operating  Officer of
                                                       the  Holding  Company  and  President  and Chief  Operating
                                                       Officer of Finlay Jewelry
Leslie A. Philip....................          57       Executive  Vice President and Chief  Merchandising  Officer
                                                       of the Holding Company and Finlay Jewelry
Edward J. Stein.....................          59       Senior  Vice  President  and  Director  of Stores of Finlay
                                                       Jewelry
Bruce E. Zurlnick...................          52       Senior  Vice  President,   Treasurer  and  Chief  Financial
                                                       Officer of the Holding Company and Finlay Jewelry
David B. Cornstein..................          65       Director
Rohit M. Desai......................          65       Director
Michael Goldstein...................          62       Director
John D. Kerin.......................          65       Director
Richard E. Kroon....................          60       Director
Ellen R. Levine.....................          60       Director
Norman S. Matthews..................          71       Director
Thomas M. Murnane...................          57       Director

     See information under the caption "Certain Relationships and Related Transactions--Stockholders' Agreement".

     Under the Holding Company's Restated Certificate of Incorporation, the Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Murnane are Class I directors; Messrs. Cornstein, Kerin and Reiner are Class II directors; and Messrs. Matthews and Kroon and Ms. Levine are Class III directors. The terms of the Class III, Class I and Class II directors expire at the annual meeting of stockholders to be held in 2004, 2005 and 2006, respectively. Officers serve at the discretion of the Board of Directors.

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

     JOSEPH M. MELVIN was appointed as Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman and Chief Operating Officer of Filene's (a division of May).

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

     EDWARD J. STEIN has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay's predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983.

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

     MICHAEL GOLDSTEIN has been a director of the Holding Company and Finlay Jewelry since May 1999. Mr. Goldstein has been Chairman of the Toys "R" Us Children's Fund, Inc. since June 2001. Mr. Goldstein was Chairman of the Board of Toys "R" Us, Inc. from February 1998 to June 2001. From February 1994 to February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive Officer of Toys "R" Us, Inc., and served as acting Chief Executive Officer from August 1999 to January

14, 2000. Mr. Goldstein is also a director of United Retail Group Inc., 4Kids Entertainment, Inc., Medco Health Solutions, Inc. and Galyan's Trading Company, Inc.

     JOHN D. KERIN has been a director of the Holding Company and Finlay Jewelry since December 1999. Since January 2000, Mr. Kerin has been a consultant to The McGraw Hill Companies, Inc. From July 1979 to January 2000, Mr. Kerin served in various positions with The McGraw-Hill Companies, Inc., including, from May 1994 to January 2000, as Senior Vice President, Information Management and Chief Information Officer. Mr. Kerin is also the Chairman of the Board of Trustees of St. Thomas Aquinas College.

     RICHARD E. KROON was elected as a director of the Holding Company and Finlay Jewelry in 2003. Mr. Kroon retired in July 2001 as chairman of the Sprout Group Venture Capital Fund (a venture capital affiliate of Credit Suisse First Boston), where he had served as Chairman since April 2000 and where he served as Managing Partner from March 1981 to April 2000.

     ELLEN R. LEVINE was appointed as a director of the Holding Company and Finlay Jewelry in January 2004. Ms. Levine has been Editor-in-Chief of Good Housekeeping since 1994. Ms. Levine also served as Editor-in-Chief of two other major women's magazines from 1982 to 1994. She is also a director of New York Restoration Project, Lifetime Television, Research America and New York Women in Communications.

     NORMAN S. MATTHEWS has been a director of the Holding Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as Vice Chairman and then President of Federated Department Stores from 1983 to 1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Henry Schein, Inc., Galyan's Trading Company, Inc. and Sunoco, Inc.

     THOMAS M. MURNANE has served as a director of the Holding Company and Finlay Jewelry since December 2002. Mr. Murnane is a recently retired partner of PricewaterhouseCoopers, LLP, who served in various capacities during his tenure with that firm since 1980, including Director of the firm's Retail Strategy Consulting Practice, Director of Overall Strategy Consulting for the East Region of the United States, and most recently Global Director of Marketing and Brand Management for PwC Consulting. Mr. Murnane has been self-employed as a business advisor since 2002. Mr. Murnane is also a director of The Pantry, Inc., Captaris, Inc. and Pacific Sunwear of California, Inc.

CODES OF ETHICS

     The Holding Company has adopted Codes of Ethics that apply to all of its directors and employees including, without limitation, Finlay's principal executive officer, its principal financial officer and all of its employees performing financial or accounting functions. The Holding Company's Codes of Ethics are posted on its web-site, www.finlayenterprises.com under the heading "Governance" and have been filed as an exhibit to this Form 10-K. The Holding Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Ethics by posting such information on its website at the location specified above. The Holding Company will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Fine Jewelry Corporation, 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Audit Committee of the Board of Directors consists of the following members of the Board of Directors of each of the Holding Company and Finlay
Jewelry: Rohit M. Desai, Michael Goldstein, John D. Kerin and Thomas M. Murnane, each of whom is an "independent director" under the NASDAQ listing standards applicable to audit committee members. Each of the Holding Company and Finlay Jewelry has determined that Mr. Goldstein, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Goldstein is independent as the term is used in Item 7 (d) (3) (iv) of
Schedule 14A under the Securities Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation in 2003, 2002 and 2001 of Finlay's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry (collectively, the "Named Executive Officers").

                                                 ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                 --------------------------------------------------- --------------------------
                                                                                                     NUMBER OF
                                                                                      RESTRICTED     SECURITIES
      NAME AND PRINCIPAL                                              OTHER ANNUAL      STOCK        UNDERLYING        ALL OTHER
           POSITION               YEAR      SALARY       BONUSES    COMPENSATION (1)    AWARDS      OPTIONS/SARS    COMPENSATION (2)
           --------               ----      ------       -------    ----------------    ------      ------------    ----------------
ARTHUR E. REINER                  2003   $  970,000   $  597,520      $   16,775     $  773,500(3)     50,000        $   46,096(3)
  Chairman, President             2002      935,000      521,169          18,343            -             -              38,702(3)
  and Chief Executive             2001      900,000      180,900          18,465      1,219,000(3)    100,000            29,071
  Officer of the Holding
  Company and Chairman
  and Chief Executive
  Officer of Finlay Jewelry
JOSEPH M. MELVIN                  2003   $  422,056   $  259,986             -       $   75,700(4)      5,000        $   15,000
  Executive Vice President        2002      407,057      226,893             -              -             -               8,895
  and Chief Operating             2001      387,060       77,799             -              -          45,000            83,895(5)
  Officer of the Holding
  Company and President
  and Chief Operating
  Officer of Finlay Jewelry
LESLIE A. PHILIP                  2003   $  441,690   $  272,081             -       $   75,700(6)      5,000        $   15,000
  Executive Vice President        2002      426,690      237,837             -              -             -               8,895
  and Chief Merchandising         2001      406,691       81,745             -              -          50,000           158,895(7)
  Officer of the Holding
  Company and
  Finlay Jewelry
EDWARD J. STEIN                   2003   $  370,056   $  227,954             -       $   37,850(8)      2,500        $   10,750
  Senior Vice President and       2002      360,055      200,695             -              -             -               8,895
  Director of Stores              2001      347,052       69,757             -              -          15,000             8,895
  of Finlay Jewelry
BRUCE E. ZURLNICK                 2003   $  285,000   $  180,834             -       $   37,850(9)      2,500        $   10,750
  Senior Vice President,          2002      275,000      153,285             -              -             -               8,895
  Treasurer and Chief             2001      262,500       52,763             -              -          15,000             8,895
  Financial Officer of the
  Holding Company and
  Finlay Jewelry

-------------
(1) Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive Officers.

(2) Includes for each Named Executive Officer the sum of the following amounts earned in 2003, 2002 and 2001 for such Named Executive Officer:

                                                                       LIFE           RETIREMENT         MEDICAL
                                                                   INSURANCE (A)      BENEFITS (B)     BENEFITS (C)
                                                                  ---------------    -------------    --------------
    Arthur E. Reiner.................................     2003         $20,176            $6,500          $8,500
                                                          2002          20,176             5,525           3,370
                                                          2001          20,176             5,525           3,370

    Joseph M. Melvin.................................     2003         $     -            $6,500          $8,500
                                                          2002               -             5,525           3,370
                                                          2001               -             5,525           3,370

    Leslie A. Philip.................................     2003         $     -            $6,500          $8,500
                                                          2002               -             5,525           3,370
                                                          2001               -             5,525           3,370

    Edward J. Stein..................................     2003         $     -            $6,500          $4,250
                                                          2002               -             5,525           3,370
                                                          2001               -             5,525           3,370

    Bruce E. Zurlnick................................     2003         $     -            $6,500          $4,250
                                                          2002               -             5,525           3,370
                                                          2001               -             5,525           3,370

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

          (c) The insurance premiums paid in respect of the Named Executive Officer under Finlay's Executive Medical Benefits Plan.

(3) Included in the other compensation set forth in Note 2 above, are taxable auto allowances and employer provided travel of $10,920 and $9,631 for 2003 and 2002, respectively. The value of the 100,000 shares of restricted stock of the Holding Company issued to Mr. Reiner in February 2001, and the value of the 50,000 shares of restricted stock of the Holding Company issued to Mr. Reiner in August 2003, is based on the closing prices on the dates of issuance. At January 31, 2004, Mr. Reiner owned 100,000 shares of restricted stock, subject to vesting, having an aggregate market value at such date of $1,483,000 and 50,000 shares of restricted stock, subject to vesting, having an aggregate market value at such date of $741,500. To the extent dividends are paid on the Holding Company's Common Stock generally, dividends would be paid on the restricted stock. See "--Employment and Other Agreements and Change of Control Arrangements".

(4) The value of the 5,000 shares of restricted stock awarded to Mr. Melvin in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 31, 2004, such shares would have had an aggregate market value of $74,150. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

(5) Included in the other compensation set forth in Note 2 above, was a special bonus of $75,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Mr. Melvin in February 2002.

(6) The value of the 5,000 shares of restricted stock awarded to Ms. Philip in October 2003, which shares are to be received by her upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if she is then employed by the Holding Company, is based on the closing price on the date of the award. At January 31, 2004, such shares would have had an aggregate market value of $74,150. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

(7) Included in the other compensation set forth in Note 2 above, was a special bonus of $150,000 in accordance with a retention agreement entered into in February 1999 that Finlay paid to Ms. Philip in February 2002.

(8) The value of the 2,500 shares of restricted stock awarded to Mr. Stein in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 31, 2004, such shares would have had an aggregate market value of $37,075. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

(9) The value of the 2,500 shares of restricted stock awarded to Mr. Zurlnick in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 31, 2004, such shares would have had an aggregate market value of $37,075. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     Mr. Reiner was named Chairman of the Holding Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Holding Company. For a discussion of the employment and other arrangements with Mr. Reiner, see "--Employment and Other Agreements and Change of Control Arrangements".

LONG-TERM INCENTIVE PLANS

     The Holding Company has long-term incentive plans for which it has reserved a total of 2,582,596 shares of Common Stock for issuance in connection with awards. Of this total, 732,596 shares of Common Stock have been reserved for issuance under the Holding Company's Long Term Incentive Plan (the "1993 Plan"), of which 371,676 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 299,654 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 61,266 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's Board of Directors and stockholders approved the Holding Company's 1997 Long Term Incentive Plan (as amended, the "1997 Plan" and, together with the 1993 Plan, the "Incentive Plans"), which was intended to supplement the 1993 Plan. The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,850,000. Of this total, 124,894 shares have been issued to date in connection with exercises of options granted under the 1997 Plan, 156,000 shares have been issued to date in connection with restricted stock arrangements and 1,058,215 shares are reserved for issuance upon exercise of currently outstanding options and 47,812 shares are reserved for issuance in connection with purchases and awards under the Executive Plan and the Director Plan (as defined below) and awards of restricted stock. The remaining 463,079 shares of Common Stock are available for future grants under the 1997 Plan.

     In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan (the "Executive Plan") and the Director Deferred Compensation and Stock Purchase Plan (the "Director Plan" and collectively with the Executive Plan, the "RSU Plans"), which were approved by the Holding Company's stockholders in June 2003. In addition to giving the Holding Company the ability to make stock-based awards to current or future key executives and directors under the RSU Plans, the Holding Company believes that the RSU Plans create a means to provide deferred compensation to such selected individuals and to raise the level of stock ownership in the Holding Company by such executives and directors thereby strengthening the mutuality of interests between them and the Holding Company's stockholders. Under the RSU Plans, key executives of Finlay and the Holding Company's non-employee directors, as directed by the Holding Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans, as more fully described below. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company. As of January 31, 2004, 10,380 RSUs were awarded and purchased under the RSU Plans and thereafter an additional 6,182 RSUs have been awarded and purchased. The shares of Common Stock to be issued under the RSU Plans will be funded solely by the shares of Common Stock already available for issuance under the Incentive Plans.

     The Incentive Plans permit the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons and directors of the Holding Company, the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the RSU Plans, subject to such terms and conditions as the Holding Company's Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company's Compensation Committee; or (vi) any combination of the foregoing. The 1997 Plan provides, however, that no participant may be granted, during any fiscal year, options or other awards relating to more than 200,000 shares of Common Stock.

     The Incentive Plans are administered by the Compensation Committee of the Holding Company's Board of Directors.

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

     The Incentive Plans provide that the per share exercise price of an option granted under the plans shall be determined by the Holding Company's Compensation Committee. The exercise price of an Incentive Option may not, however, be less than 100% of the fair market value of the Common Stock on the date the option is granted and the duration of an Incentive Option may not exceed ten years from the date of grant. In addition, an Incentive Option that is granted to an employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the "employer corporation" (as used in the Code) or any parent or subsidiary thereof shall have a per share exercise price which is at least 110% of the fair market value of the Common Stock on the date the option is granted and the duration of any such option may not exceed five years from the date of grant. Options granted under the Incentive Plans become exercisable at such time or times as the Compensation Committee may determine at the time the option is granted. Options are generally nontransferable and exercisable only by the participant.

     Various vesting schedules have been utilized by Finlay. Finlay's grants typically contain transfer and certain other restrictions and provide that options not vested may expire, in the event of termination of employment under certain circumstances. In addition, (i) if an optionee's employment is terminated for cause, such optionee's options will terminate immediately, (ii) if an optionee's employment is terminated due to death, "disability" or "retirement" (each as defined in the Incentive Plans), such optionee's options become fully vested and exercisable for a specific period following termination and (iii) if an optionee's employment is terminated for any other reason, such optionee's options remain exercisable to the extent vested for a specific period following termination.

     The Incentive Plans may be amended or terminated by the Board at any time, but no such termination or amendment may, without the consent of a participant, adversely affect the participant's rights with respect to previously granted awards.

     The RSU Plans are also administered by the Compensation Committee of the Holding Company's Board of Directors.

     Key executives of the Holding Company and its and their subsidiaries are eligible to purchase RSUs under the Executive Plan. Eligibility under the Executive Plan is determined by the Compensation Committee, in its sole discretion. Any director of the Holding Company who is not an active employee of the Holding Company or any of its and their subsidiaries who is selected to receive retainer fees by the Compensation Committee is eligible to purchase RSUs under the Director Plan.

     At the times set forth in the Executive Plan, a participant may elect to defer 25% of his or her annual actual or target bonus, or the greater of the actual or target bonus as elected by a participant, that would otherwise be paid in cash to the participant under the Holding Company's management bonus opportunity plan, and receive RSUs in lieu thereof. Participant RSUs generally will be credited under the Executive Plan to a participant's account on or about April 25th of each plan year in an amount equal to: (i) 25% of the participant's actual or target bonus, or the greater of the actual or target bonus as elected by a participant, to be received as an award of participant RSUs divided by (ii) the fair market value (as defined in the Executive Plan) of a share of Common Stock on the award date.

     At the times set forth in the Director Plan, a participant may elect to defer 100% of his or her eligible director fees (which are annual fees received by a participant for services as chairperson of any committee of the Board of Directors and any retainer fees) that would otherwise be paid to the participant in cash for a fiscal year, and receive RSUs in lieu thereof. Participant RSUs will be credited to a participant's account on the first business day of each quarter in an amount equal to: (i) 100% of the participant's eligible director fees that the participant elects to receive as an award of participant RSUs divided by (ii) the fair market value (as defined in the Director Plan) of a share of Common Stock on the award date.

     On each award date, with respect to each participant RSU that a participant elects to purchase under the RSU Plans, the Holding Company will credit a participant's account with one matching RSU. At the time of distribution, RSUs are converted into actual shares of Common Stock.

     Participant RSUs are fully vested at all times. Matching RSUs under the Executive Plan will become vested three years after the applicable award date, provided the participant is continuously employed by the Holding Company or a subsidiary from the award date through the applicable vesting date. In the event a participant's employment is terminated for any reason (other than by the Holding Company without "cause" or as a result of death, "disability," "retirement" or a "change in control" (as each such term is defined in the Executive Plan)) prior to the applicable vesting date, all unvested matching RSUs will be forfeited. Notwithstanding the foregoing, upon a participant's death, "disability" or "change in control," in each case while employed by the Holding Company or a subsidiary, all unvested matching RSUs will become 100% vested. Upon a termination of a participant's employment by the Holding Company or a subsidiary without "cause" or upon "retirement" (as each such term is defined in the Executive Plan), a participant's unvested matching RSUs will be subject to pro-rata vesting, based on the number of whole years employed in a particular vesting period, and any remaining unvested matching RSUs will be forfeited. Matching RSUs under the Director Plan will vest on the one year anniversary of the award date, provided the participant continuously serves as a director of the Company from the award date through the applicable vesting date. In the event a participant's directorship is terminated for any reason (other than death, "disability," or "change in control" (as each such term is defined in the Director Plan)) all unvested matching RSUs will be forfeited. Upon a participant's death, "disability" or "change in control," all unvested matching RSUs will become 100% vested.

     For each participant RSU, a participant will receive one share of Common Stock (and cash in lieu of fractional shares ) as soon as practicable following the earlier of: (i) a participant's termination of employment or directorship or
(ii) the expiration of the deferral period elected by the participant (i.e., three, five or seven years after an award date, or as extended or terminated early in accordance with the applicable RSU Plans).

     For each vested matching RSU, a participant will receive one share of Common Stock (and cash in lieu of fractional shares ) as soon as practicable following the earlier of: (i) a participant's termination of employment or directorship or (ii) the expiration of the deferral period elected by the participant, provided that if a participant's employment or directorship is terminated for any reason other than due to death, "disability", or a "change in control" or a termination of the RSU Plan, each vested matching RSU in a participant's account will be distributed twelve months after such termination.

     In general, upon a participant's termination of employment or directorship, any unvested matching RSUs will be forfeited. If a participant's employment or directorship is terminated for "cause," all matching RSUs (whether vested or unvested) shall be forfeited to the extent unpaid.

     If a participant engages in "detrimental activity" (as defined in the RSU Plans) while employed or serving as a director, or during a period commencing on the participant's termination date and ending one year following the date that a participant terminates employment or a directorship: (i) the participant will forfeit vested and unvested matching RSUs to the extent not yet paid to a participant and (ii) the Holding Company may recover from a participant, the value of any shares of Common Stock that were distributed under the applicable RSU Plan as a result of any matching RSUs, valued at the greater of the "fair market value" on the date a participant received payment under such RSU Plan or the date that a participant engaged in "detrimental activity."

     The Holding Company has the right to amend or terminate the RSU Plans at any time, by action of its Board of Directors or the Compensation Committee, provided that no such action will adversely affect a participant's rights under such RSU Plan with respect to RSUs purchased or awarded and vested before the date of such action. No amendment will be effective unless approved by the stockholders of the Holding Company if stockholder approval of such amendment is required to comply with any applicable law, regulation or stock exchange rule.

OPTION/SAR GRANTS IN 2003/LONG-TERM INCENTIVE PLAN AWARDS IN 2003

     There were no options granted or stock appreciation rights issued, or any long-term incentive plan awards, by the Holding Company in 2003 to the Named Executive Officers.

CERTAIN INFORMATION CONCERNING STOCK OPTIONS/SARS

     The following table sets forth certain information with respect to stock options exercised in 2003 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 2003.

AGGREGATED OPTION/SAR EXERCISES IN 2003 AND FISCAL YEAR-END OPTION SAR VALUE

                                                                    NUMBER OF
                                                                   SECURITIES              VALUE OF
                                                                   UNDERLYING             UNEXERCISED
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                  OPTIONS/SARS          OPTIONS/SARS AT
                                       SHARES                      AT YEAR-END           YEAR-END ($)
                                      ACQUIRED       VALUE        EXERCISABLE/           EXERCISABLE/
               NAME                  ON EXERCISE   REALIZED       UNEXERCISABLE      UNEXERCISABLE (1)(2)
               ----                  -----------   --------       -------------      --------------------
Arthur E. Reiner................          -            -         434,632 /100,000     $733,780 / $550,000
Joseph M. Melvin................          -            -         110,000 / 35,000     $296,600 / $226,700
Leslie A. Philip................          -            -         148,000 / 42,000     $537,322 / $258,360
Edward J. Stein.................          -            -          59,000 / 17,000     $285,670 / $ 83,973
Bruce E. Zurlnick...............          -            -          28,333 / 13,000     $137,631 / $ 76,715

----------------
(1) The value of Unexercised In-the-Money Options/SARs represents the aggregate amount of the excess of $14.83, the closing price for a share of Common Stock at year end, over the relevant exercise price of all "in-the-money" options.

(2) The options granted under the 1997 Plan generally vest over periods of up to five years. Other vesting schedules have also been utilized by Finlay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of each of the Holding Company and Finlay Jewelry have established a Compensation Committee. The Compensation Committee is presently comprised of Norman S. Matthews, Michael Goldstein and John D. Kerin. All decisions with respect to executive compensation, and all decisions with respect to benefit plans, involving employees of the Holding Company and Finlay Jewelry are currently made by the Compensation Committee. None of the present Compensation Committee members were, at any time, an officer or employee of the Holding Company or any of its subsidiaries and no "compensation committee interlocks" existed during 2003.

EMPLOYMENT AND OTHER AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     Mr. Reiner is party to an employment agreement pursuant to which he is serving as Chairman of the Board, President and Chief Executive Officer of the Holding Company for a term expiring on January 31, 2005. In accordance with the agreement, Mr. Reiner's annual base salary is currently at an annual rate of $1,005,000. In addition to his base salary, Mr. Reiner is entitled to an annual bonus payment based on the satisfaction by Finlay of certain financial performance criteria. Under Mr. Reiner's agreement, Finlay is required to provide Mr. Reiner with certain insurance and other ancillary benefits.

     In connection with the extension of Mr. Reiner's employment agreement to January 31, 2005, the Holding Company issued to Mr. Reiner in February 2001, under the 1997 Plan, an aggregate of 100,000 shares of restricted stock which will become vested and nonforfeitable if Mr. Reiner is continuously employed by Finlay through January 31, 2005. If Mr. Reiner's employment is terminated without cause or for other specified circumstances, a pro rata portion of the restricted stock would become nonforfeitable. If Mr. Reiner's employment is terminated prior to a change of control (as defined in the agreement) without cause, or under other specified circumstances, Mr. Reiner would continue to receive his base salary for the balance of the term and bonus compensation as if such termination had not occurred. In the event his employment is terminated under certain circumstances following a change of control, Mr. Reiner would be entitled to a lump sum payment equal to 299% of his "base amount" (as defined in Section 280G(b)(3) of the Code), subject to certain restrictions. In addition, upon termination of his employment coincident with or following a change of control, all of his restricted stock would become nonforfeitable. In August 2003, the Holding Company issued to Mr. Reiner an aggregate of 50,000 shares of restricted stock, of which 25,000 shares will become vested if Mr. Reiner is continuously employed by the Holding Company through January 31, 2005 and the balance of which will become vested if he is continuously employed through June 30, 2007 (subject to accelerated vesting on terms similar to those applicable to his restricted stock described above).

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

     For information relating to the awards of restricted stock in October 2003 under the 1997 Plan to Mr. Melvin, Leslie A. Philip, Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry, Edward J. Stein, Senior Vice President and Director of Stores of Finlay Jewelry and Bruce E. Zurlnick, Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Finlay Jewelry, which stock will be issued in September 2007 (or an earlier vesting date under certain circumstances, including a change of control (as defined in such plan) so long as the respective officers are then employed by Finlay, see -- Summary Compensation Table" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" including, "-- Equity Compensation Plan Table".

DIRECTORS' COMPENSATION

     Directors who are employees, receive no additional compensation for serving as members of the Board.

     For serving as a director of the Holding Company and Finlay Jewelry during the first fiscal quarter of 2003, each non-employee director received aggregate compensation at the rate of $20,000 per year plus $1,000 for each regular and special meeting attended and $500 for each committee meeting attended; Mr. Matthews and Mr. Goldstein each received an aggregate annual fee at the rate of $1,500 per year for service as chairperson of the Compensation Committee and the Audit Committee, respectively. Effective as of the second fiscal quarter of 2003, director compensation was modified to provide for annual fees at the rate of $25,000 per year to each non-employee director plus $1,000 for each meeting of the Board and each committee meeting attended in person, and $500 for each meeting in which a non-employee director participates by conference telephone call, with the chairperson of the Audit Committee receiving an aggregate annual fee at the rate of $6,000 and the chairperson for all other committees receiving an aggregate annual fee at the rate of $3,000. Prior to 2003, each non-employee director received, with respect to each year of service, options to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant; all of which options vested on the first anniversary of the date of grant, except Mr. Matthews' options which are subject to various vesting periods of up to five years.

     Commencing in August 2003, each non-employee director was allowed to elect, under the Holding Company's Director Deferred Compensation and Stock Purchase Plan, to defer 100% of his or her eligible director fees that would otherwise be paid in cash to the director participant for a fiscal year and receive restricted stock units (i.e., RSUs). The participant RSUs are awarded and credited to a director participant's account quarterly in an amount based on a formula which divides the cash amount deferred by the fair market value of a share of Common Stock on the award date. On each award date, the Company will credit a participant's account with one matching RSU for each participant RSU purchased by the director. The following non-employee directors own RSUs in the amounts set forth below:

                                 Participant RSUs        Matching RSUs
                                 ----------------        -------------
Rohit M. Desai ...............        1,229                  1,229
Norman S. Matthews ...........        1,377                  1,377
Michael Goldstein ............        1,525                  1,525
John D. Kerin ................        1,229                  1,229
Richard E. Kroon .............        1,229                  1,229
Ellen R. Levine ..............          413                    413
Thomas M. Murnane ............        1,279                  1,279

     The number of RSUs owned by each such director includes the following amounts of RSUs acquired during 2003: Mr. Desai: 816 participant RSUs and 816 matching RSUs; Mr. Matthews: 914 participant RSUs and 914 matching RSUs; Mr.
Goldstein: 1,012 participant RSUs and 1,012 matching RSUs; Mr. Kerin: 816 participant RSUs and 816 matching RSUs; Mr. Kroon: 816 participant RSUs and 816 matching RSUs; and Mr. Murnane: 816 participant RSUs and 816 matching RSUs. As Ms. Levine became a director in 2004, she acquired no RSUs during 2003. See "-- Long-Term Incentive Plans".

     During 2003, the Holding Company and Finlay Jewelry paid to an affiliate of Thomas H. Lee (who resigned as a director in March 2003), a fee of $15,000 for consulting and management services rendered pursuant to a management agreement which terminated in March 2003.

     Mr. Reiner has an employment contract with Finlay. See information under the caption "Employment and Other Agreements and Change of Control Arrangements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 9, 2004 by (i) each person who, to the knowledge of the Holding Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Holding Company, (ii) each of the Holding Company's directors, the Holding Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and by all current directors and executive officers as a group. The Holding Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                    SHARES OF COMMON STOCK
                                                     BENEFICIALLY OWNED (1)
                                                     ----------------------
                                                NUMBER OF           PERCENTAGE
            NAME                                 SHARES               OF CLASS
            ----                                 ------               --------
FMR Corp.(2) .............................     1,047,800              11.7%
Palisade Capital Management, LLC(3) ......       835,751               9.4%
Wells Fargo & Company (4) ................       702,280               7.9%
Arthur E. Reiner(1)(5) ...................       614,369               6.6%
Investment Counselors of Maryland, LLC(6).       560,925               6.3%
David B. Cornstein(1)(7) .................       541,567               6.0%
Leslie A. Philip(1)(8) ...................       139,000               1.5%
Joseph M. Melvin(1)(9) ...................       115,000               1.3%
Norman S. Matthews(10) ...................        86,044               1.0%
Edward J. Stein(1)(11) ...................        69,000                *
Bruce E. Zurlnick(1)(12) .................        34,633                *
Michael Goldstein(13) ....................        31,525                *
John D. Kerin(1)(14) .....................        11,229                *
Rohit M. Desai(15) .......................         8,229                *
Thomas M. Murnane(1)(16) .................         6,279                *
Richard E. Kroon(1) (17) .................         1,229                *
Ellen R. Levine(18) ......................           413                *
All directors and executive officers
as a group (13 persons)(19) ..............     1,658,517              16.8%

---------------
*Less than one percent.

     (1) Based on 8,923,675 shares outstanding on April 9, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 9, 2004 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days of April 9, 2004 have been exercised. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of the Holding Company's directors and executive officers) to the terms of the Stockholders' Agreement (as defined herein). The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

     (2) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on Amendment No. 4 dated February 16, 2004 to a Schedule 13G dated February 1, 1999, as amended, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company ("Fidelity") and Fidelity Low Priced Stock Fund (the "Fund"). According to said Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail
          P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 1,047,800 shares which are the subject of the Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 1,047,800 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,047,800 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address for FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

     (3) These shares represent shares reported as beneficially owned by Palisade Capital Management, LLC, an investment adviser ("Palisade Capital"), and Palisade Concentrated Equity Partnership ("Palisade CEP"), in Amendment No. 1, dated February 9, 2004, to a Schedule 13D filed with the Commission on April 7, 2003. According to said Schedule 13D Amendment, each of Palisade Capital and Palisade CEP has sole power to vote, and sole power to dispose of, all of such shares, and each of Palisade Capital and Palisade CEP shares power to vote, and power to dispose of, none of such shares. Palisade CEP is an investment fund which is managed by Palisade Capital. The address for Palisade Capital and Palisade CEP is One Bridge Plaza, Fort Lee, New Jersey 07024.

     (4) According to Amendment No. 1, dated February 11, 2004, to a Schedule 13G dated January 23, 2004, as amended, filed with the Commission by Wells Fargo & Company and Wells Capital Management Incorporated, Wells Fargo & Company has sole power to vote 700,225 shares and sole power to dispose of 682,280 shares and Wells Capital Management Incorporated has sole power to vote 680,225 shares and sole power to dispose of 680,280 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, 10th Floor, San Francisco, California 94104.

     (5) Includes options to acquire an aggregate of 420,000 shares of Common Stock having exercise prices ranging from $7.05 to $14.00 per share. Also includes 150,000 shares of restricted stock.

     (6) According to Amendment No. 2, dated February 5, 2004, to a Schedule 13G, dated February 6, 2003, as amended, filed with the Commission by Investment Counselors of Maryland, LLC ("Investment Counselors"), Investment Counselors has sole power to vote 423,137 shares and sole power to dispose of all the indicated shares, and shares power to vote 137,788 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of Investment Counselors, which is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G Amendment, no individual client of Investment Counselors holds more than five percent of the class. The address for Investment Counselors of Maryland, LLC is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

     (7) Includes options to acquire an aggregate of 66,667 shares of Common Stock having an exercise price of $14.00 per share.

     (8) Includes options to acquire an aggregate of 129,000 shares of Common Stock having exercise prices ranging from $7.05 to $23.1875 per share. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Ms. Philip upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by Finlay.

     (9) Includes options to acquire an aggregate of 114,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Melvin upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by Finlay.

     (10) Includes options to acquire an aggregate of 84,667 shares of Common Stock having exercise prices ranging from $8.50 to $14.00 per share. Also includes 1,377 participant restricted stock units or RSUs (as herein defined) and excludes 1,377 matching RSUs, which are not yet vested. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

     (11) Includes options to acquire an aggregate of 61,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Stein upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by Finlay.

     (12) Includes options to acquire an aggregate of 29,333 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Zurlnick upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by Finlay.

     (13) Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $13.4375 per share. Also includes 1,525 participant RSUs and excludes 1,525 matching RSUs, which are not yet vested. The address of Mr. Goldstein is c/o Toys "R" Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470.

     (14) Includes options to acquire an aggregate of 10,000 shares of Common Stock having exercise prices ranging from $11.215 to $14.5938 per share. Also includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested.

     (15) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. Also includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested. The address of Mr. Desai is c/o Desai Capital Management Incorporated, 410 Park Avenue, New York, N.Y. 10022.

     (16) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $12.939 per share. Also includes 1,279 participant RSUs and excludes 1,279 matching RSUs, which are not yet vested.

     (17) Includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested.

     (18) Includes 413 participant RSUs and excludes 413 matching RSUs, which are not yet vested. The address of Ms. Levine is c/o Good Housekeeping, 250 West 55th Street, New York, N.Y. 10019.

     (19) Includes options to acquire an aggregate of 952,948 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 8,281 participant RSUs. Excludes 8,281 matching RSUs, which are not yet vested and 15,000 shares of restricted stock awarded in October 2003, which shares are to be received, upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by Finlay.

EQUITY COMPENSATION PLAN TABLE

     Options to purchase Common Stock, restricted stock and RSUs have been granted by the Holding Company to employees and non-employee directors under various stock-based compensation plans. See Note 6 of Notes to Consolidated Financial Statements. The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 31, 2004.

                                                                                                     (C)
                                                                                             NUMBER OF SECURITIES
                                                  (A)                      (B)             REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
            -------------                 -------------------      -------------------     ------------------------
Equity compensation plans
       approved by security holders ..          1,472,998(2)          $    11.37                    530,527(1)
Equity compensation plans not
       approved by security holders...              -                      -                            -
                                                -----------           ----------                    ---------
Total.................................          1,472,998             $    11.37                    530,527
                                                ===========           ==========                    =========

---------------
(1) Awards are permitted under the Incentive Plans in the form of (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the RSU Plans, subject to such terms and conditions as the Holding Company's Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company's Compensation Committee; or (vi) any combination of the foregoing. See "Item 11. -- Long-Term Incentive Plans".
(2) As of January 31, 2004, an aggregate of 156,000 shares of restricted stock have been issued under the 1997 Plan. Pursuant to awards made in October 2003 under the 1997 Plan, an additional 31,250 shares of restricted stock will be issued to certain executive officers of the Holding Company on September 30, 2007 (or an earlier vesting date under certain circumstances), provided the respective officers are then employed by the Holding Company, see "-- Employment and Other Agreements and Change of Control Arrangements".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

     Certain members of management (the "Management Stockholders"), Palisade CEP, directors and employees holding options to purchase Common Stock or RSUs, certain private investors and the Holding Company are parties to a stockholders' agreement ("Stockholders' Agreement"), which sets forth certain rights and obligations of the parties with respect to the Common Stock (including certain "come along" and "take along" rights relating to sales of Common Stock) and corporate governance of the Holding Company. The Stockholders' Agreement provides that the parties thereto must vote their shares in favor of certain directors who are nominated by Mr. Cornstein and Mr. Reiner. Mr. Cornstein is his own director designee and Mr. Reiner is his own director designee.

REGISTRATION RIGHTS AGREEMENT

     A registration rights agreement, dated as of May 26, 1993, as amended, (the "Registration Rights Agreement") with the Holding Company, grants certain registration rights to certain Management Stockholders and other investors. Palisade CEP and Management Stockholders may demand registration under certain circumstances. In addition, under the Registration Rights Agreement, if the Holding Company proposes to register shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), then each party to the Registration Rights Agreement will have the right, subject to certain restrictions, priorities and exceptions to request that the Holding Company register its shares of Common Stock in connection with such registration. Under the Registration Rights Agreement, the parties agreed to indemnify each other for certain liabilities in connection with any registration of shares subject to the Registration Rights Agreement.

STOCK REPURCHASES

     In March 2004, as part of the Holding Company's stock repurchase program, the Holding Company repurchased from David B. Cornstein, a director of Finlay, and an affiliate of Mr. Cornstein, an aggregate of 110,000 shares of Common Stock, for $16.25 per share.

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

     For information relating to certain transactions involving members of management or others, see "-- Employment and Other Agreements and Change of Control Arrangements" under the caption "Executive Compensation".

     Any transactions between the Holding Company and/or Finlay Jewelry and the officers, directors and affiliates thereof will be on terms no less favorable to the Holding Company and Finlay Jewelry than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of the disinterested directors of the Holding Company or Finlay Jewelry, as the case may be.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of Finlay's annual financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 and the reviews of the financial statements included in Finlay's Forms 10-Q for fiscal years 2003 and the second and third quarters of the 2002 fiscal year totaled $405,000 and $380,000, respectively. No fees were paid to Arthur Andersen LLP, Finlay's former independent auditors, for review of any interim period financial statements during the 2002 fiscal year. Additionally, during 2003, Deloitte & Touche LLP performed audit procedures of Finlay's financial statements for the fiscal year ended February 2, 2002 and billed fees totaling $104,110 for those professional services.

     AUDIT-RELATED FEES. The aggregate fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of Finlay's financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $50,500 and $53,859, respectively. In both years, the audit related services performed by Deloitte & Touche LLP in connection with these fees represents fees for audits of Finlay's employee benefit plan and consulting on financial accounting and reporting standards. In 2003, audit related services also included advice with respect to the requirements of the Sarbanes-Oxley Act of 2002 relating to internal controls.

     TAX FEES. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2004 and February 1, 2003 were $21,848 and $0 respectively. The services performed by Deloitte & Touche LLP in connection with these fees consisted of assistance with the tax treatment of vendor concessions.

     The Audit Committee has established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Deloitte & Touche LLP in 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     (1) Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

     (2) Financial Statement Schedules. None.

     (3) Exhibits.

     (Exhibit Number referenced to Item 601 of Regulation S-K).

ITEM
NUMBER

3.1        -   Certificate of Incorporation, as amended, of Finlay Jewelry
               (incorporated by reference to Exhibit 3.1 of Form S-1
               Registration Statement, Registration No. 33-59580).

3.2(a)     -   By-laws of Finlay Jewelry (incorporated by reference to Exhibit
               4.1 filed as part of the Current Report on Form 8-K filed by the Registrant on June 10, 1993).

3.2(b)     -   Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 3.2 filed as part of the

               Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

4.1        -   Article Fourth of the Restated Certificate of Incorporation and
               Articles II and VI of the Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration Statement, Registration No.
               33-59380).

4.2(a)     -   Indenture dated as of April 24, 1998 between Finlay Jewelry and
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
               1995 among the Holding Company, David B. Cornstein, Arthur E.
               Reiner and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

4.3(b)     -   Omnibus Amendment to Registration Rights and Stockholders'
               Agreements (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended
               November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

4.4        -   Registration Rights Agreement dated as of May 26, 1993 among the
               Company, David B. Cornstein and certain other security holders
               (incorporated by reference to Exhibit 4.6 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
               1993).

10.1       -   Form of Agreement and Certificate of Option Pursuant to the Long
               Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay
               Jewelry on September 14, 1993).

10.2(a)    -   The Holding Company's Retirement Income Plan as amended and restated February 2002 (incorporated by reference to Exhibit 10.2 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29,
               2002).

10.2(b)    -   Amendment No. 1, dated April 1, 2003, to the Holding Company's
               Retirement Income Plan, as amended and restated February 2002
               (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 2003 filed by Finlay Jewelry on June 17, 2003).

10.2(c)    -   Amendment No. 2, dated May 29, 2003, to the Holding Company's
               Retirement Income Plan, as amended and restated February 2002
               (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 2003 filed by Finlay Jewelry on June 17, 2003).

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

10.9(a)    -   1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay
               Jewelry on April 29, 2002).

10.9(b)    -   The Holding Company's Executive Deferred Compensation and Stock
               Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended
               August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.9(c)    -   Amendment No. 1, dated June 19, 2003, to the Holding Company's
               Executive Deferred Compensation and Stock Purchase Plan
               (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.9(d)    -   The Holding Company's Director Deferred Compensation and Stock
               Purchase Plan (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended
               August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.9(e)    -   Form of 2003 Deferral Agreement under the Holding Company's
               Director Deferred Compensation and Stock Purchase Plan
               (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1,
               2003 filed by Finlay Jewelry on December 10, 2003).

10.9(f)    -   Form of 2003 Deferral Agreement under the Holding Company's
               Executive Deferred Compensation and Stock Purchase Plan
               (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1,
               2003 filed by Finlay Jewelry on December 10, 2003).

10.10(a)   -   Second Amended and Restated Credit Agreement, dated as of January
               22, 2003 among General Electric, Finlay Jewelry, the Holding
               Company, General Electric Capital Corporation ("G.E. Capital"), individually and in its capacity as administrative agent, Fleet
               Precious Metals, Inc., individually and as documentation agent, and certain other banks and financial institutions (the "Second
               Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 10.10 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay
               Jewelry on May 1, 2003).

10.10(b)   -   Amendment No. 1, dated July 6, 2003, to the Second Amended and
               Restated Credit Agreement (incorporated by reference to Exhibit
               10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September
               16, 2003).

10.11      -   Amended and Restated Guaranty, dated as of January 22, 2003, by
               Finlay Jewelry, Inc. ("FJI"), Finlay Merchandising & Buying, Inc.
               ("Finlay Merchandising & Buying") and eFinlay, Inc. ("eFinlay")
               (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.12      -   Amended and Restated Security Agreement dated as of January 22,
               2003, by and among Finlay Jewelry, FJI, Finlay Merchandising &
               Buying, eFinlay and G.E. Capital,
               individually and as agent (incorporated by reference to Exhibit
               10.12 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1,
               2003).

10.13      -   Amended and Restated Pledge Agreement dated as of January 22,
               2003, by and among Finlay Jewelry, FJI, Finlay Merchandising &
               Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay
               Jewelry on May 1, 2003).

10.14      -   Amended and Restated Trademark Security Agreement dated as of
               January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising &
               Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay
               Jewelry on May 1, 2003).

10.15      -   Amended and Restated Patent Security Agreement dated as of
               January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising &
               Buying and eFinlay in favor of G.E. Capital, as agent
               (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.16      -   Amended and Restated Copyright Security Agreement dated as of
               January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising &
               Buying and eFinlay in favor of G.E. Capital, as agent
               (incorporated by reference to Exhibit 10.16 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.17      -   Second Amended and Restated Open-End Mortgage Deed and Security
               Agreement from Finlay Jewelry to G.E. Capital, dated February 20,
               2003, effective as of January 22, 2003 (incorporated by reference to Exhibit 10.17 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

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

10.19(b)   -   First Amendment to the Amended and Restated Gold Consignment
               Agreement (incorporated by reference to Exhibit 10.17(b) filed as part of the Annual Report on Form 10-K for the period ended
               February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.19(c)   -   Second Amendment, dated September 30, 2002, to the Amended and
               Restated Gold Consignment Agreement (incorporated by reference to
               Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 2, 2002 filed by Finlay Jewelry on December 13, 2002).

10.19(d)   -   Third Amendment, dated April 4, 2003, to the Amended and Restated
               Gold Consignment Agreement (incorporated by reference to Exhibit
               10.19(d) filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1,
               2003).

10.19(e)   -   Fourth Amendment, dated as of July 6, 2003, to the Amended and
               Restated Gold Consignment Agreement dated as of March 30, 2001, as amended (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended
               November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.20      -   Amended and Restated Security Agreement dated as of March 30,
               2001 between Finlay Jewelry, eFinlay and Sovereign Bank, as agent, (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.21      -   Amended and Restated Intercreditor Agreement dated as of March
               30, 2001 between Sovereign Bank, as agent, and G.E. Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay
               (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.22(a)   -   Letter Agreement, dated March 8, 2004, by and between David
               Cornstein and the Holding Company.

10.22(b)   -   Letter Agreement dated March 8, 2004, by and between The David and Sheila Cornstein Foundation and the Holding Company.

10.23      -   Restricted Stock Agreement, dated as of August 14, 2003, between the Holding Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.24      -   Form of Restricted Stock Agreement entered into by the Holding
               Company, in connection with October 2003 awards of restricted stock (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended November
               1, 2003 filed by Finlay Jewelry on December 10, 2003).

14.1       -   Codes of Ethics.

21.1       -   Subsidiaries of Finlay Jewelry.

31.1       -   Certification of principal executive officer pursuant to the
               Sarbanes-Oxley Act of 2002, Section 302.

31.2       -   Certification of principal financial officer pursuant to the
               Sarbanes-Oxley Act of 2002, Section 302.

32.1       -   Certification of principal executive officer pursuant to the
               Sarbanes-Oxley Act of 2002, Section 906.

32.2       -   Certification of principal financial officer pursuant to the
               Sarbanes-Oxley Act of 2002, Section 906.

(b) Reports on Form 8-K

     On November 6, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release on November 6, 2003, announcing the Holding Company's sales for the third quarter ended November 1, 2003.

     On November 20, 2003, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release on November 20, 2003, announcing the Holding Company's financial results for the third quarter of fiscal 2003.

     On January 12, 2004, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release on January 8, 2004, announcing the Holding Company's sales for the two-month period including November and December 2003.

     On January 14, 2004, Finlay Jewelry filed a Current Report on Form 8-K providing information under Item 5 relating to the Holding Company's press release on January 13, 2004, announcing the appointment of Ellen Levine to the Holding Company's and Finlay Jewelry's Board of Directors.

     On February 6, 2004, Finlay Jewelry filed a Current Report or Form 8-K furnishing information under Item 12 relating to the Holding Company's press release on February 5, 2004, announcing the Holding Company's sales for the fourth quarter and fiscal year ended January 31, 2004.

     On March 19, 2004, Finlay Jewelry filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Holding Company's press release on March 18, 2004, reporting the Holding Company's financial results for the fourth quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                Finlay Fine Jewelry Corporation

Date: April 9, 2004                             By:   /s/ ARTHUR E.REINER
                                                      -------------------
                                                       Arthur E. Reiner
                                                     Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                     NAME                                              TITLE                              DATE
                     ----                                              -----                              ----

             /s/ ARTHUR E. REINER                    Chairman of the Board,                             April 9, 2004
        ------------------------------               Chief Executive Officer and Director
               Arthur E. Reiner                      (Principal Executive Officer)

            /s/ BRUCE E. ZURLNICK                    Senior Vice President, Treasurer and               April 9, 2004
        ------------------------------               Chief Financial Officer (Principal
              Bruce E. Zurlnick                      Financial and Accounting Officer)

            /s/ DAVID B. CORNSTEIN                   Director                                           April 9, 2004
        ------------------------------
              David B. Cornstein

              /s/ ROHIT M. DESAI                     Director                                           April 9, 2004
        ------------------------------
                Rohit M. Desai

            /s/ MICHAEL GOLDSTEIN                    Director                                           April 9, 2004
        ------------------------------
              Michael Goldstein

              /s/ JOHN D. KERIN                      Director                                           April 9, 2004
        ------------------------------
                John D. Kerin

             /s/ RICHARD E. KROON                    Director                                           April 9, 2004
        ------------------------------
               Richard E. Kroon

             /s/ ELLEN R. LEVINE                     Director                                           April 9, 2004
        ------------------------------
                Ellen R. Levine

            /s/ NORMAN S. MATTHEWS                   Director                                           April 9, 2004
        ------------------------------
              Norman S. Matthews


            /s/ THOMAS M. MURNANE                    Director                                           April 9, 2004
        ------------------------------
              Thomas M. Murnane

                        FINLAY FINE JEWELRY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report.................................................F-2

Consolidated Statements of Operations for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002.....................................F-3

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003......F-4

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive
   Income for the years ended January 31, 2004, February 1, 2003 and
   February 2, 2002..........................................................F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002.....................................F-6

Notes to Consolidated Financial Statements for the years ended January 31,
   2004, February 1, 2003 and February 2, 2002...............................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
    of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in stockholder's equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 and changed its method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force Issue No. 02-16.



DELOITTE & TOUCHE LLP

New York, New York
April 14, 2004

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                      YEAR ENDED
                                                                  ------------------------------------------------
                                                                   JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                                                      2004               2003               2002
                                                                   ---------          ---------          ---------
Sales .........................................................    $ 902,416          $ 877,296          $ 900,628
Cost of sales .................................................      440,517            424,846            453,246
                                                                   ---------          ---------          ---------
    Gross margin ..............................................      461,899            452,450            447,382
Selling, general and administrative expenses ..................      387,501            378,095            374,085
Credit associated with the sale and closure of Sonab ..........          -               (1,432)               -
Depreciation and amortization .................................       17,026             16,827             19,348
                                                                   ---------          ---------          ---------
    Income from operations ....................................       57,372             58,960             53,949
Interest expense, net .........................................       16,556             17,678             19,635
                                                                   ---------          ---------          ---------
    Income from continuing operations before income taxes
        and cumulative effect of accounting change ............       40,816             41,282             34,314
Provision for income taxes ....................................       16,035             16,064             14,369
                                                                   ---------          ---------          ---------
    Income from continuing operations before cumulative
        effect of accounting change ...........................       24,781             25,218             19,945
Discontinued operations, net of tax ...........................      (11,537)             3,810              3,382
Cumulative effect of accounting change, net of tax                       -              (17,209)               -
                                                                   ---------          ---------          ---------
     Net income ...............................................    $  13,244          $  11,819          $  23,327
                                                                   =========          =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JANUARY 31,        FEBRUARY 1,
                                                                        2004               2003
                                                                     -----------        -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................    $  89,481          $  68,485
  Accounts receivable - department stores .......................       21,602             19,985
  Other receivables .............................................       38,457             30,879
  Merchandise inventories .......................................      272,948            263,544
  Prepaid expenses and other ....................................        2,596              3,237
  Deferred income taxes .........................................        6,564              9,858
                                                                     ---------          ---------
     Total current assets .......................................      431,648            395,988
                                                                     ---------          ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ......      117,631            120,946
  Less - accumulated depreciation and amortization ..............       51,506             50,575
                                                                     ---------          ---------
     Fixed assets, net ..........................................       66,125             70,371
                                                                     ---------          ---------
Deferred charges and other assets, net ..........................       17,263             21,170
Goodwill ........................................................       77,288             91,046
                                                                     ---------          ---------
     Total assets ...............................................    $ 592,324          $ 578,575
                                                                     =========          =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable - trade ......................................    $ 122,976          $ 113,275
  Accrued liabilities:
     Accrued salaries and benefits ..............................       18,756             17,734
     Accrued miscellaneous taxes ................................        7,179              6,841
     Accrued interest ...........................................        3,615              3,733
     Deferred income ............................................        9,515             10,493
     Other ......................................................       15,432             14,450
  Income taxes payable ..........................................       49,320             50,035
  Due to parent .................................................        8,359              5,467
                                                                     ---------          ---------
     Total current liabilities ..................................      235,152            222,028
Long-term debt ..................................................      150,000            150,000
Deferred income taxes ...........................................       21,992             18,527
Other non-current liabilities ...................................           80                204
                                                                     ---------          ---------
     Total liabilities ..........................................      407,224            390,759
                                                                     ---------          ---------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares ........................          -                  -
  Additional paid-in capital ....................................       82,975             82,975
  Retained earnings .............................................      102,210            104,786
  Accumulated other comprehensive income ........................          (85)                55
                                                                     ---------          ---------
     Total stockholder's equity .................................      185,100            187,816
                                                                     ---------          ---------
     Total liabilities and stockholder's equity .................    $ 592,324          $ 578,575
                                                                     =========          =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                           COMMON STOCK                                  ACCUMULATED
                                        -------------------   ADDITIONAL                    OTHER           TOTAL
                                        NUMBER                 PAID- IN     RETAINED    COMPREHENSIVE   STOCKHOLDER'S  COMPREHENSIVE
                                      OF SHARES    AMOUNT       CAPITAL     EARNINGS    INCOME (LOSS)      EQUITY      INCOME (LOSS)
                                      ---------    ------       -------     --------    -------------      ------      -------------

Balance, February 3, 2001 ...........     1,000   $     -     $  82,975     $  96,448    $       -        $ 179,423
  Net income ........................       -           -           -          23,327            -           23,327      $  23,327
  Fair value of gold forward
      contracts at February 4, 2001 .       -           -           -             -               24             24             24
  Change in fair value of gold
      forward contracts, net of tax .       -           -           -             -               72             72             72
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  23,423
                                                                                                                         =========
  Dividends on common stock .........       -           -           -          (9,250)           -           (9,250)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, February 2, 2002 ...........     1,000                  82,975       110,525             96        193,596
  Net income ........................       -           -           -          11,819            -           11,819      $  11,819
  Change in fair value of gold
     forward contracts, net of tax ..       -           -           -             -              (41)           (41)           (41)
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  11,778
                                                                                                                         =========
  Dividends on common stock .........       -           -           -         (17,558)           -          (17,558)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, February 1, 2003 ...........     1,000         -        82,975       104,786             55        187,816
  Net income ........................       -           -           -          13,244            -           13,244      $  13,244
  Change in fair value of gold
     forward contracts, net of tax ..       -           -           -             -             (140)          (140)          (140)
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  13,104
                                                                                                                         =========
  Dividends on common stock .........       -           -           -         (15,820)           -          (15,820)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, January  31, 2004 ..........     1,000   $     -     $  82,975     $ 102,210    $       (85)   $   185,100
                                          =====    ========   =========     =========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                      ---------------------------------------------
                                                                      JANUARY 31,       FEBRUARY 1,      FEBRUARY 2,
                                                                         2004              2003             2002
                                                                      -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................... $  13,244        $  11,819        $  23,327
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Write-down of goodwill included in discontinued operations .........    13,758              -                -
  Cumulative effect of accounting change, net of tax .................       -             17,209              -
  Depreciation and amortization ......................................    18,716           17,566           20,089
  Amortization of deferred financing costs ...........................       828            1,040            1,025
  Amortization of restricted stock compensation ......................       531              304              306
  Credit associated with the sale and closure of Sonab ...............       -             (1,432)             -
  Deferred income tax provision ......................................     6,759            3,982            1,633
  Other, net .........................................................        (7)             255            2,606
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts and other receivables ............    (7,501)          (7,406)          10,310
    (Increase) decrease in merchandise inventories ...................    (9,404)          24,348           22,003
    (Increase) decrease in prepaid expenses and other ................       664             (886)             530
     Increase (decrease) in accounts payable and accrued liabilities .    10,656          (14,471)         (33,982)
     Increase (decrease) in due to parent ............................        35              (37)          (4,189)
                                                                       ---------        ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ....................    48,279           52,291           43,658
                                                                       ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ........   (12,934)         (12,489)         (13,850)
  Deferred charges and other, net ....................................       -             (3,261)          (4,347)
  Proceeds from sale of Sonab assets .................................       -                -                765
                                                                       ---------        ---------        ---------
        NET CASH USED IN INVESTING ACTIVITIES ........................   (12,934)         (15,750)         (17,432)
                                                                       ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ............................   683,750          654,459          726,915
  Principal payments on revolving credit facility ....................  (683,750)        (654,459)        (726,915)
  Capitalized financing costs ........................................      (431)          (1,875)             -
  Bank overdraft .....................................................      (424)             249           (1,022)
  Payment of dividends ...............................................   (13,494)         (15,652)          (7,231)
                                                                       ---------        ---------        ---------
         NET CASH USED IN FINANCING ACTIVITIES .......................   (14,349)         (17,278)          (8,253)
                                                                       ---------        ---------        ---------
         INCREASE IN CASH AND CASH EQUIVALENTS .......................    20,996           19,263           17,973
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................    68,485           49,222           31,249
                                                                       ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................... $  89,481        $  68,485        $  49,222
                                                                       =========        =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ...................................................... $  16,042        $  16,751        $  18,950
                                                                       =========        =========        =========
  Income taxes paid .................................................. $  10,861        $   8,964        $  14,643
                                                                       =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION OF THE COMPANY

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly-owned subsidiaries ("Finlay Jewelry"), is a wholly-owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"). References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Finlay Jewelry and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

     FISCAL YEAR: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002 and 2001 relate to the fiscal years ended on January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002. Each of the fiscal years includes 52 weeks.

     CASH AND CASH EQUIVALENTS: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. Changes in the market value of forward contracts are accounted for as an addition to, or reduction from, the inventory cost. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the gain/loss on open forward contracts was not material. At both January 31, 2004 and February 1, 2003, Finlay Jewelry had several open positions in gold forward contracts totaling 25,000 fine troy ounces and 4,000 fine troy ounces, respectively, to purchase gold for $10.2 million and $1.4 million, respectively. The fair value of gold under such contracts was $10.0 million and $1.5 million at January 31, 2004 and February 1, 2003, respectively.

     HEDGING: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of $144,000. The amount recorded in accumulated other comprehensive income of $85,000, net of tax, is expected to be reclassified into earnings during 2004.

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

     Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at January 31, 2004 and February 1, 2003, are capitalized software costs of $23,018,000 and $27,526,000, respectively, and accumulated amortization of $9,280,000 and $10,300,000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL: On February 3, 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As of February 2, 2002, management determined that Finlay Jewelry had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. Finlay Jewelry made its initial assessment of impairment for the transition period as of February 2, 2002 and again at each subsequent year-end. Finlay Jewelry performs an annual assessment of goodwill impairment at the end of each fiscal year or as impairment indicators arise. Refer to Note 11 for additional information regarding goodwill.

     The following is a reconciliation of reported Net income adjusted to reflect the impact of the discontinuance of goodwill amortization for 2001. Finlay Jewelry's actual 2003 and 2002 Net income are shown for comparative purposes.

                                                                            FISCAL YEAR ENDED
                                                             ----------------------------------------------
                                                              JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                                 2004             2003             2002
                                                             ------------     ------------     ------------
     Reported net income................................      $ 13,244         $ 11,819         $ 23,327
     Add: Goodwill amortization ........................        -                 -                3,753
     Less: Tax impact of deductible goodwill............        -                 -                (320)
                                                             ------------     ------------     ------------
     Adjusted net income...............................       $ 13,244         $ 11,819         $ 26,760
                                                             ============     ============     ============

     DEBT ISSUANCE COSTS: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net deferred debt issuance costs totaled $3,122,000 at January 31, 2004 and $3,453,000 at February 1, 2003, net of
accumulated amortization of $7,701,000 and $6,939,000, respectively. The debt issuance costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 2003, 2002 and 2001 totaled $828,000, $1,040,000 and $1,025,000, respectively, and have been recorded as a component of Interest expense, net, in the accompanying Consolidated Statements of Operations.

     REVENUE RECOGNITION: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2003, 2002 and 2001, gross advertising expenses were $47,109,000, $46,586,000 and $50,042,000, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

     Effective in 2002, the FASB's Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor"("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. As of January 31, 2004 and February 1, 2003, deferred vendor allowances totaled (i) $17,093,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets, and (ii) $9,515,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as Deferred income on Finlay Jewelry's Consolidated Balance Sheets.

     In 2002, this change resulted in the reclassification of vendor allowances of $18.9 million, which had previously been accounted for as a reduction to SG&A, to reduce cost of sales and consequently, increase gross margin.

     During 2001, Finlay Jewelry recorded its vendor allowances as an offset to gross advertising expenses, which is included in SG&A on the Consolidated Statements of Operations. For 2001, the unaudited pro forma impact of the adoption of EITF 02-16, as if it had occurred prior to 2001, was to decrease cost of sales and increase SG&A by $19.3 million. For 2001, reported Net income would not have been materially different had EITF 02-16 been adopted prior to 2001 (unaudited).

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. Marketable securities are recorded in the Consolidated Financial Statements at current market value, which approximates cost. The fair value of Finlay Jewelry's debt and off-balance sheet financial instruments are disclosed in Note 5 and in Merchandise inventories above.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Finlay has elected to continue to recognize stock-based compensation for its stock option plans using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS No. 148. Pro forma net income is disclosed in Note 6. Deferred stock-based compensation is amortized using the straight-line method over the vesting period.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay has elected to continue to account for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock options. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income would be as follows:

                                                                 FISCAL YEAR ENDED
                                                    --------------------------------------------
                                                    JANUARY 31,       FEBRUARY 1,     FEBRUARY 2,
                                                       2004              2003            2002
                                                    ------------     ------------    -----------
                                                                    (IN THOUSANDS)
Reported net income...........................      $   13,244       $   11,819      $ 23,327
Add: Stock-based employee compensation
         expense included in reported net income,
         net of tax............................            466              304           306
Deduct: Stock-based  compensation determined
         under the fair value method, net of tax          (934)            (995)       (1,022)
                                                    ------------     ------------    -----------
Pro forma net income...........................     $   12,776       $   11,128      $ 22,611
                                                    ============     ============    ===========

     The fair value of options granted in 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $15.63 in 2003, $12.01 in 2002 and $7.48 in 2001 and the following weighted average assumptions: risk free interest rate of 3.59%, 4.73% and 4.62% for 2003, 2002 and 2001, respectively, expected life of seven years for each of 2003, 2002 and 2001 and volatility of 58.46% for 2003, 56.56% for 2002 and 51.13% for 2001. The weighted average fair value of options granted in 2003, 2002 and 2001 was $5.20, $4.33 and $2.57, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for Finlay Jewelry in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 11 for additional information regarding discontinued operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: The Company records liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 13 for unaudited quarterly financial data.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:
                                                                        JANUARY 31,         FEBRUARY 1,
                                                                           2004                 2003
                                                                        ----------          -----------
                                                                               (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO") basis)..........................      $  289,546          $  275,339
Less:  Excess of FIFO cost over LIFO inventory value..............          16,598              11,795
                                                                        ----------          ----------
                                                                        $  272,948          $  263,544
                                                                        ==========          ==========

     The LIFO method had the effect of decreasing income before income taxes in 2003, 2002 and 2001 by $4,526,000, $2,209,000 (excluding a cumulative LIFO benefit of $512,000 relating to the adoption of EITF 02-16) and $3,576,000, respectively. These LIFO amounts have been reduced for the portion included in discontinued operations. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $364,492,000 and $359,676,000 at January 31, 2004 and
February 1, 2003, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 2004 and February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 116,835 and 134,785 fine troy ounces, respectively, valued at approximately $46.7 million and $49.5 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 2004 and February 1, 2003, was approximately 2.8% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 are consignment fees of $1,140,000, $1,153,000 and $1,228,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation ("G.E. Capital").

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 31, 2004.


NOTE 4--FIXED ASSETS

Fixed assets consists of the following:
                                               JANUARY 31,          FEBRUARY 1,
                                                  2004                 2003
                                               -----------         ------------
                                                       (IN THOUSANDS)
  Land and buildings .......................   $   9,727           $   9,727
  Fixtures .................................      72,997              76,238
  Displays .................................       9,511               9,919
  Computers and equipment ..................      21,454              21,441
  Construction in progress .................       3,942               3,621
                                               ---------           ---------
                                                 117,631             120,946
  Less:  accumulated depreciation and
             amortization ..................     (51,506)            (50,575)
                                               ---------           ---------
  Net fixed assets .........................   $  66,125           $  70,371
                                               =========           =========

NOTE 5--SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with G.E. Capital and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility allows borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

     Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. "Index Rate" is defined as the higher of (i) the prime rate and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee which could range from 1.0% to 2.0%, per annum, depending on the financial performance of Finlay, of the face amount of letters of credit guaranteed under the Revolving Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.375% per annum. Upon the occurrence (and during the continuance) of an event of default under

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its covenants as of and for the year ended January 31, 2004.

     There were no amounts outstanding at January 31, 2004 or February 1, 2003 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2003, 2002 and 2001 were $93,545,000, $111,356,000 and $125,231,000, respectively. The average amounts outstanding for the same periods were $42,697,000, $61,151,000 and $80,753,000, respectively.
The weighted average interest rates were 3.4%, 3.9% and 5.5% for 2003, 2002 and 2001, respectively.

     At January 31, 2004 and February 1, 2003, Finlay had letters of credit outstanding totaling $8.9 million and $7.3 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:
                                                  JANUARY 31,      FEBRUARY 1,
                                                      2004            2003
                                                  -----------      -----------
                                                            (IN THOUSANDS)
  Senior Notes (a)................................ $150,000        $150,000
                                                   ========         ========
---------------------
     (a) On April 24, 1998, Finlay Jewelry issued 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (as amended, the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Notes at January 31, 2004, determined based on market quotes, was approximately $154,875,000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

     On April 24, 1998, the Holding Company issued 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Debentures became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Debentures (as amended, the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures")), each holder of the Senior Debentures will have the right to require the Holding Company to repurchase its Senior Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Debentures rank pari passu in right of payment with all unsubordinated indebtedness of the Holding Company and senior in right of payment to all subordinated indebtedness of the Holding Company. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Senior Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Debentures, determined based on market quotes, was approximately $76,969,000 at January 31, 2004.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2008 are as follows:

                                                           (IN THOUSANDS)
                                                           ---------------
2004................................................          $   -
2005................................................              -
2006................................................              -
2007................................................              -
2008................................................             150,000
                                                           ---------------
                                                              $  150,000
                                                           ================

     Interest expense for 2003, 2002 and 2001 was $16,632,000, $17,766,000 and
$20,035,000, respectively. Interest income for the same periods was $76,000, $88,000 and $100,000, respectively.

     Under the most restrictive covenants of the Revolving Credit Agreement and the Senior Indentures, Finlay was in compliance as of and for the year ended January 31, 2004.


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER

     The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv)

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in the Holding Company's common stock, par value $.01 per share ("Common Stock"), at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of January 31, 2004, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 374,453 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 1,056,915 shares, as of January 31, 2004, are subject to options granted to certain senior management, key employees and directors and 191,630 shares are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such options range from $7.05 per share to $24.31 per share.

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 2003, 2002 and 2001:

                                                   2003                            2002                            2001
                                        ----------------------------     ------------------------       ---------------------------
                                         NUMBER OF        WTD. AVG.      NUMBER OF      WTD. AVG.        NUMBER OF       WTD. AVG.
                                          OPTIONS         EX. PRICE       OPTIONS       EX. PRICE         OPTIONS        EX. PRICE
                                          -------         ---------       -------       ---------         -------        ---------
Outstanding at beginning of year .....   1,590,335         $   11.46      1,650,035     $   11.26        1,361,036       $   12.10
Granted ..............................      10,000             15.63         35,000         12.01          324,000
                                                                                                                              7.48
Exercised ............................    (149,500)             8.85        (87,627)         8.04          (14,967)
                                                                                                                              8.13
Forfeited ............................     (19,467)            15.73         (7,073)        10.78          (20,034)           9.84
                                         ---------         ---------      ---------     ---------          -------       ---------
Outstanding at end of year ...........   1,431,368         $   11.70      1,590,335     $   11.46        1,650,035       $   11.26
                                         =========         =========      =========     =========        =========       =========
Exercisable at end of year ...........   1,101,208         $   12.27      1,078,482     $   12.27          973,421       $   12.22

     The following table summarizes information concerning options outstanding and exercisable at January 31, 2004:


                              OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    --------------------------------------
                                                WTD. AVG.
     EXERCISE                NUMBER             REMAINING           WTD. AVG.            NUMBER              AVERAGE
    PRICE RANGE           OUTSTANDING        CONTRACTUAL LIFE       EX. PRICE         EXERCISABLE         EXERCISE PRICE
--------------------     ---------------    -------------------    -------------    -----------------    -----------------
  $ 7.05-$14.00             1,321,368               4.71            $    10.84           1,010,208          $    11.63
  $14.59-$19.50                75,000               3.90                 15.09              56,000               15.85
  $21.00-$24.31                35,000               4.10                 23.24              35,000               23.24
                         ---------------    -------------------    -------------    -----------------    -----------------
  $ 7.05-$24.31             1,431,368               4.75            $    11.70           1,101,208          $    12.27
                         ===============    ===================    =============    =================    =================

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 29, 2004. The extent and timing of stock repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of January 31, 2004, the Holding Company had repurchased a total of 1,815,000 shares for $20.5 million. During 2003, 2002 and 2001, the Company repurchased 482,217, 733,612 and 507,330 shares for $6.7 million, $8.4 million and $4.2 million, respectively

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years and totaled approximately $300,000 in each of 2003, 2002 and 2001.

     On August 14, 2003, an executive officer of Finlay was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization in 2003 totaled approximately $171,000.

     On October 31, 2003, certain executives of Finlay were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years. Amortization in 2003 totaled approximately $30,000.


NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     On April 16, 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Holding Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans, key executives of Finlay and the Holding Company's non-employee directors, as directed by the Holding Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

     All of the department store leases provide that, except under limited circumstances, the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                     FISCAL YEAR ENDED
                       ----------------------------------------------
                       JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                          2004             2003             2002
                       -----------      -----------      -----------
Minimum fees .........  $  1,974         $  2,129         $ 10,151
Contingent fees ......   147,568          142,931          138,543
                       -----------      -----------      -----------
     Total ...........  $149,542         $145,060         $148,694
                       ===========      ===========      ===========

Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 2004:

                                                           (IN THOUSANDS)
 2004.................................................       $    2,028
 2005.................................................            1,930
 2006 ................................................            1,917
 2007 ................................................            1,917
 2008 ................................................            1,278
                                                             ----------
      Total minimum payments required.................       $    9,070
                                                             ==========

NOTE 9--PROFIT SHARING PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Finlay's contributions totaled $2,114,000, $2,011,000 and $1,856,000 for 2003, 2002 and 2001,
respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES

     For income tax reporting purposes, Finlay Jewelry has an October 31 year end. Finlay Jewelry files a consolidated Federal income tax return with its wholly-owned subsidiaries and its parent, the Holding Company. Finlay Jewelry's provision for income taxes and deferred tax assets and liabilities was calculated as if Finlay Jewelry filed its tax return on a stand-alone basis.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Deferred tax assets and liabilities at year end are as follows:

                                                             JANUARY 31,        FEBRUARY 1,
                                                                2004               2003
                                                             -----------        -----------
                                                                    (IN THOUSANDS)
Deferred Tax Assets
  Vendor allowances ........................................  $ 10,754           $ 11,722
  Uniform inventory capitalization .........................     3,747              3,790
  Expenses not currently deductible ........................     1,739              3,008
  AMT credit ...............................................       -                  566
                                                              --------           --------
                                                                16,240             19,086
                                                              --------           --------
  Valuation allowance ......................................       100                100
                                                              --------           --------
     Total current .........................................    16,140             18,986
                                                              --------           --------
  Deferred financing costs-non-current .....................       103                126
                                                              --------           --------
     Total non-current .....................................       103                126
                                                              --------           --------
        Total deferred tax assets ..........................    16,243             19,112
                                                              --------           --------
Deferred Tax Liabilities
  LIFO inventory valuation .................................     9,576              9,128
                                                              --------           --------
     Total current .........................................     9,576              9,128
                                                              --------           --------
Depreciation and amortization ..............................    22,095             18,653
                                                              --------           --------
     Total non-current .....................................    22,095             18,653
                                                              --------           --------
        Total deferred tax liabilities .....................    31,671             27,781
                                                              --------           --------
          Net deferred income tax liabilities ..............  $ 15,428           $  8,669
                                                              ========           ========
     Net current deferred income tax assets ................  $ (6,564)          $ (9,858)
                                                              --------           --------
     Net non-current deferred income tax liabilities .......    21,992             18,527
                                                              --------           --------
          Net deferred income tax liabilities ..............  $ 15,428           $  8,669
                                                              ========           ========

The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                              ---------------------------------------------
                                                JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                   2004            2003            2002
                                              -------------    ------------    ------------
Current taxes.............................    $    9,276        $ 12,082        $   12,739
Deferred taxes............................         6,759           3,982             1,630
                                              -------------    ------------    ------------
Provision for income taxes................    $   16,035        $ 16,064        $   14,369
                                              =============    ============    ============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income from continuing operations before income taxes and cumulative effect of accounting change to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                 FISCAL YEAR ENDED
                                                    ---------------------------------------------
                                                     JANUARY 31,      FEBRUARY 1,     FEBRUARY 2,
                                                        2004              2003            2002
                                                    -------------    ------------    ------------
Federal Statutory provision....................       $  14,286      $    14,449     $    12,010
State tax, net of federal benefit..............           1,343            1,393           1,153
Non-deductible amortization....................           -                  -             1,037
Other..........................................             406              222             169
                                                    -------------    ------------    ------------
Provision for income taxes.....................       $  16,035      $    16,064     $    14,369
                                                    =============    ============    ============

     In 2002, Finlay Jewelry recorded an income tax benefit of $11,713,000 in connection with the cumulative effect of accounting change.

     At October 31, 2003, Finlay Jewelry had Alternative Minimum Tax ("AMT") Credit carryovers of $413,000 which may be used indefinitely to reduce federal income taxes. SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the AMT carryforward has been absorbed in full and no AMT carryforward exists as of January 31, 2004. Management determined at January 31, 2004 that, based upon Finlay Jewelry's history of operating results and its expectations for the future, no additional valuation allowance is warranted.


NOTE 11--DISCONTINUED OPERATIONS

     On August 26, 2003, the Holding Company announced that Federated would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease, which expired January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, Finlay generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--DISCONTINUED OPERATIONS (CONTINUED)

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                                                    FISCAL YEAR ENDED
                                                    -----------------------------------------------
                                                      JANUARY 31,      FEBRUARY 1,     FEBRUARY 2,
                                                         2004             2003             2002
                                                    --------------   --------------   -------------
Sales.............................................. $     55,006     $     53,413     $    52,161
Income before income taxes (1) (2).................        3,676            6,255           5,685
Discontinued operations, net of tax (3)............      (11,537)           3,810           3,382

----------------
(1) Includes an allocation of $196,000, $249,000 and $354,000 of interest expense related to the Revolving Credit Agreement for 2003, 2002 and 2001, respectively.
(2) The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Senior Debentures.
(3) The loss from discontinued operations includes a write-down of goodwill of $13.8 million during the year ended January 31, 2004, as a result of the department closings.

     The assets of the Burdines departments are as follows:

                                                            JANUARY 31,        FEBRUARY 1,
                                                               2004                2003
                                                            -----------        -----------
                                                                    (IN THOUSANDS)
Cash and cash equivalents .................................  $     9             $    10
Accounts receivable-department stores .....................    1,999               1,676
Merchandise inventories ...................................    9,432              15,701
                                                             -------             -------
Total current assets ......................................   11,440              17,387

Fixed assets, net .........................................      -                 3,272
                                                             -------             -------
      Total assets ........................................  $11,440             $20,659
                                                             =======             =======

NOTE 12--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of one year and has a remaining aggregate minimum value of $1.0 million as of January 31, 2004.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. During 2003, dividends of $15,820,000 were declared by Finlay Jewelry and $13,494,000 was distributed to the Holding Company. During 2002, dividends of $17,558,000 were declared by Finlay Jewelry and $15,652,000 was distributed to the Holding Company. During 2001, dividends of $9,250,000 were declared by Finlay Jewelry and $7,231,000 was distributed to the Holding Company.

     Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Over the past three years, approximately 69% of Finlay's sales were from operations in the May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which approximately 51% and 18% represented Finlay's sales in May and Federated, respectively. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

     Finlay Jewelry has not provided any third-party financial guarantees as of January 31, 2004 and February 1, 2003 and for the three fiscal years in the period ended January 31, 2004.


NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2003 and 2002 (dollars in thousands). The 2003 and 2002 quarterly financial data has been revised to reflect the Burdines department store division as a discontinued operation.

                                                                FISCAL YEAR ENDED JANUARY 31, 2004
                                                    ------------------------------------------------------
                                                      FIRST        SECOND          THIRD          FOURTH
                                                     QUARTER       QUARTER        QUARTER         QUARTER
                                                     -------       -------        -------         -------
As Revised:
Sales ............................................  $ 175,427     $ 182,229      $ 165,784      $ 378,976
Gross margin .....................................     90,766        92,796         84,717        193,620
Selling, general and administrative expenses .....     83,909        84,117         80,426        139,049
Income (loss) from operations ....................      2,669         4,502            (62)        50,263

Income (loss) from continuing operations .........       (845)          195         (2,589)        28,020

Discontinued operations, net of tax (a) ..........        611           450           (123)       (12,475)

Net income (loss) ................................       (234)          645         (2,713)        15,546

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                       FISCAL YEAR ENDED FEBRUARY 1, 2003
                                               -------------------------------------------------
                                                 FIRST       SECOND         THIRD       FOURTH
                                                QUARTER      QUARTER       QUARTER   QUARTER (C)
                                                -------      -------       -------   -----------
As Revised:
Sales ......................................   $ 176,354    $ 176,284    $ 159,515    $ 365,143
Gross margin ...............................      92,333       90,332       83,187      186,598
Selling, general and administrative expenses      83,508       82,103       78,935      133,549
Income from operations .....................       4,661        3,979           50       50,270
Income (loss) from continuing operations
    before cumulative effect of accounting
    change .................................         429         (138)      (2,504)      27,431
Discontinued operations, net of tax (a) ....         761          585          332        2,132
Cumulative effect of accounting change,
     net of tax (b) ........................     (17,209)         -            -            -
Net income (loss) ..........................     (16,019)         447       (2,173)      29,564

------------
(a) Discontinued operations includes the after-tax operations of the Burdines departments and the write-down of goodwill of $13.8 million in the fourth quarter of 2003.
(b) In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income by $17.2 million, net of tax of $11.7 million.
(c) Net income in the fourth quarter includes a credit for Finlay Jewelry's revision of its original estimate for closure expenses associated with the sale and closure of Sonab in the amount of $852,000, net of tax. Refer to
      Note 15.


NOTE 14--STORE GROUP AND DEPARTMENT CLOSINGS

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

     On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of eight departments in 2003 and six departments during the first quarter of 2004. In 2003, Finlay generated approximately $20.0 million in sales from these 34 departments. At this time, May has not announced a specific timeline for the closure of the remaining stores. During 2003, Finlay recorded charges of $0.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance.


NOTE 15--SALE AND CLOSURE OF SONAB

     In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-- SALE AND CLOSURE OF SONAB (CONTINUED)

      As of January 31, 2004, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability and, as a result, reduced its accrual by $1.4 million. To date, Finlay Jewelry has charged a total of $26.4 million against its revised estimate of $27.2 million. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments or litigation and legal matters mentioned above.