Form 10-K
period 2005-01-29
FINLAY FINE JEWELRY CORP
filed 2005-04-14
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934*

             For the fiscal year ended  January 29, 2005    or
                                       ----------------

        __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3287757
-----------------------------                              -------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

        529 Fifth Avenue New York, NY                       10017
        ----------------------------------------          ----------
        (Address of principal executive offices)          (Zip Code)

                                  212-808-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

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

                      Yes [ ]               No [X]
                          ---                  ---

As of April 8, 2005, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d)
of the Securities Exchange Act of 1934 and is voluntarily filing this Annual
Report on Form 10-K.

================================================================================

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

                                      INDEX

                                                                                          PAGE(S)
                                                                                          -------

PART I

PART II
    Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securities....................................14
    Item 6.  Selected Consolidated Financial Data............................................15
    Item 7.  Management's Discussion and Analysis of Financial

    Item 9.  Changes in and Disagreements with Accountants on

PART III
    Item 10. Directors and Executive Officers of the Registrant..............................40
    Item 11. Executive Compensation..........................................................43
    Item 12. Security Ownership of Certain Beneficial Owners and Management and

PART IV
    Item 15. Exhibits, Financial Statement Schedules.........................................60

SIGNATURES   ................................................................................67

                                     PART I

ITEM 1. BUSINESS
        --------

THE COMPANY

     Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries ("Finlay Jewelry", the "Registrant", "we", "us" and
"our") is a wholly-owned subsidiary of Finlay Enterprises, Inc., a Delaware corporation (the "Holding Company"). References to "Finlay" mean, collectively, the Holding Company and Finlay Jewelry. All references herein to "departments"
refer to fine jewelry departments operated pursuant to license agreements with host department stores.

     We are one of the leading retailers of fine jewelry in the United States.
We operate licensed fine jewelry departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated
Department Stores, Inc. ("Federated"), Belk, the Carson Pirie Scott division of
Saks Incorporated and Dillard's. We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $201 per item. Average sales per department were $955,000 in 2004 and the average size of a department is approximately 800 square feet.

     As of January 29, 2005, we operated our 962 locations in 16 host store groups in 46 states and the District of Columbia. Our largest host store relationship is with May, for which we have operated departments since 1948. We operate in 481 of May's fine jewelry departments, representing substantially all of May's department stores. Our second largest host store relationship is with
Federated, for which we have operated departments since 1983. We operate departments in 113 of Federated's 458 department stores. During 2004, store groups owned by May and Federated accounted for 59% (including Marshall Field's for the 2004 fiscal year) and 19%, respectively, of our sales. Our management believes that we maintain excellent relations with our host store groups, 15 of which have had license agreements with us for more than five years (representing
91% of our sales in 2004) and twelve of which have had license agreements with us for more than ten years (representing 76% of our sales in 2004).

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable as follows:
Robinsons-May/Meier & Frank, Filene's/Kaufmann's and Famous Barr/L.S.
Ayres/Jones on January 28, 2006, Foley's, Hecht's/Strawbridge's and Lord &
Taylor on February 3, 2007 and Marshall Field's on April 2, 2008. Finlay's
license agreements with Federated are terminable as follows:
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's and Bon-Macy's on January 28,
2006 and Bloomingdale's on February 3, 2007. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     On March 1, 2005, the Holding Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle & Co. Jewelers
("Carlyle"). Carlyle is a privately-owned regional chain, located primarily in the southeastern United States, with 32 jewelry stores and annual sales of approximately $80.0 million. Finlay is presently engaged in its due diligence review of Carlyle.

     During the second quarter of 2004, we and the Holding Company completed the redemption of our then-outstanding 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes") and the 9%
Senior Debentures, due May 1, 2008, having an aggregate principal amount of
$75.0 million (the "Senior Debentures"). Additionally, in June 2004, we
completed the sale of the 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes"). These transactions were undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level.

     During 2003, Federated announced that it would not renew our license agreement in its Burdines department store division due to the consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the license agreement in January 2004 resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55 million in sales from the Burdines departments. Additionally, in 2003, May announced its intention to divest 32 Lord & Taylor stores as well as two other stores in its Famous-Barr division, resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales.
Through January 29, 2005, a total of 27 of these stores have closed.

     On January 22, 2003, our revolving credit agreement with General Electric
Capital Corporation ("G.E. Capital") and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement,
which matures in January 2008, provides us with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility").

     Our fiscal year ends on the Saturday closest to January 31. References to
2005, 2004, 2003, 2002, 2001 and 2000 relate to the fiscal years ending on
January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003, February
2, 2002 and February 3, 2001, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     We were initially incorporated on August 2, 1985 as SL Holdings Corporation
("SL Holdings"). The Holding Company, a Delaware corporation incorporated on
November 22, 1988, was organized by certain officers and directors of SL
Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Holding Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Holding Company. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

GENERAL

     OVERVIEW. Host stores benefit from outsourcing the operation of their fine jewelry departments. By engaging us, host stores gain specialized managerial, merchandising, selling, marketing, inventory control and security expertise.
Additionally, by avoiding the high working capital investment typically required of the jewelry business, host stores improve their return on investment and can potentially increase their profitability.

     As a licensee, we benefit from the host stores' reputation, customer traffic, advertising, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of stand-alone retail formats. These factors have generally enabled our new departments to achieve profitability within their first twelve months of operation. We further benefit because net sales proceeds are generally remitted to us by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

     As a result of our strong relationships with our vendors, our management believes that our working capital requirements are lower than those of many other jewelry retailers. In recent years, on average, approximately 50% of our merchandise has been carried on consignment. The use of consignment merchandise also reduces our inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

     INDUSTRY. Our management believes that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately
$57.0 billion on jewelry (including both fine and costume jewelry) in the United
States in 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the department store sector in which we operate, consumers spent an estimated $4.1 billion on fine jewelry in
2003. Our management believes that demographic factors such as the maturing U.S.
population and an increase in the number of working

women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales. Our departments are typically located in "high traffic" areas of leading department stores, enabling us to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. We intend to continue to pursue the following key initiatives to increase sales and earnings:

o    INCREASE COMPARABLE DEPARTMENT SALES. Our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as "destination locations" for fine jewelry. We believe that comparable department sales (sales from departments open for the same months during the comparable period) will continue to benefit from these strategies. Over the past decade, we have experienced comparable store sales increases (in nine out of ten years) and have consistently outperformed our host store groups with respect to these increases.

o    ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Our well established relationships with many of our host store groups have enabled us to add departments in new locations opened by existing host stores. We also seek to open new departments within existing host stores that do not currently operate jewelry departments. We have operated departments in May stores since 1948 and operate in 481 of May's fine jewelry departments, representing substantially all of May's department stores. We have also operated departments in Federated stores since 1983 and operate departments in 113 of Federated's 458 department stores.

o    ESTABLISH NEW HOST STORE RELATIONSHIPS. We have an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. We seek to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, we have added Marshall
     Field's, Parisian, Dillard's and Bloomingdale's to our host store relationships.

o    OPEN NEW CHANNELS OF DISTRIBUTION. An important initiative and focus of management is finding new opportunities for growth. We seek to identify complementary businesses, such as one or more regional jewelry chains, to leverage our core competencies in the jewelry industry. The Holding
     Company's proposed acquisition of Carlyle, discussed above, represents a retail format different from the licensed department store business. In
     November 2003, we began a relationship with SmartBargains.com, LP
     ("SmartBargains") to provide jewelry via its internet site and successfully absorbed this e-business fulfillment into our distribution center.

o    IMPROVE OPERATING LEVERAGE. We seek to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing our current level of certain operating expenses. For example, we have demonstrated that by increasing the selling space (with host store approval) of certain high volume departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, our management believes we will benefit from further investments in technology and refinements of operating procedures designed to allow our sales associates more time for customer sales and service. Our merchandising and inventory control system and our point-of-sale system for our departments provide the foundation for improved productivity and expense control initiatives. Further, our central distribution facility has enabled us to improve the flow of merchandise to departments and to reduce payroll and freight costs.

o    ENHANCE CUSTOMER SERVICE STANDARDS AND STRENGTHEN SELLING TEAMS. We are
     continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. Over the past twelve months, we added trainers and expanded our interactive, web-based training programs to provide our associates with a uniform training experience. We believe our training initiatives have increased, and will continue to enhance, selling productivity. In order to further our goals of optimizing service levels and driving sales growth, we will continue to incentivize our sales associates by providing performance-based compensation and recognition.

     MERCHANDISING STRATEGY. We seek to maximize sales and profitability through a unique merchandising strategy known as the "Finlay Triangle", which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Within guidelines set by the central office, our store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

                              THE FINLAY TRIANGLE

                               [GRAPHIC OMITTED]

                                     FINLAY
                                 MERCHANDISING
                                      TEAM

                       VENDORS                  STORE
                                              MANAGEMENT

     We have structured our relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. We furnish to vendors, through on-line access to our information systems, the same sales, stock and gross margin information that is available to our store group management and central office for each of the vendor's styles in our merchandise assortment.
Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. New items are tested in specially selected "predictor" departments where sales experience can indicate an item's future performance in our other departments. Our management believes that the access and input which vendors have in the merchandising process results in a better assortment, more timely replenishment, higher turnover and higher sales of inventory, differentiating us from our competitors.

     Since many of the host store groups in which we operate differ in fashion image and customer demographics, our flexible approach to merchandising is designed to complement each host store's own merchandising philosophy. We emphasize a "fashion accessory" approach to fine jewelry and watches, and seek to provide items that coordinate with the host store's fashion focus as well as to maintain stocks of traditional and gift merchandise.

STORE RELATIONSHIPS

     HOST STORE RELATIONSHIPS. Our relations with our host store groups, 15 of which have had license agreements with us for more than five years (representing
91% of our sales in 2004) and twelve of which have had license agreements with us for more than ten years (representing 76% of our sales in 2004), provide strong and, in many instances, long-term relationships such that license agreements are routinely renewed.

     The following table identifies the host store groups in which we operated departments at January 29, 2005, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

HOST STORE GROUP                                                    INCEPTION OF       NUMBER OF
                                                                    RELATIONSHIP      DEPARTMENTS
                                                                    ------------      -----------

MAY
Robinsons-May/Meier & Frank....................................         1948                74
Filene's/Kaufmann's............................................         1977                99
Lord & Taylor..................................................         1978                62
Famous Barr/L.S. Ayres/Jones...................................         1979                42
Foley's........................................................         1986                69
Hecht's/Strawbridge's..........................................         1986                81
Marshall Field's...............................................         1997                54
                                                                                           ---
    Total May Departments......................................                                        481

FEDERATED
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's (1)............         1983                60
Bon-Macy's (1).................................................         1993                23
Bloomingdale's.................................................         2000                30
                                                                                           ---
    Total Federated Departments................................                                        113

SAKS INCORPORATED
Carson Pirie Scott/Bergner's/Boston Store/Younkers/Herberger's.         1973                83
Parisian.......................................................         1997                32
                                                                                           ---
    Total Saks Incorporated Departments........................                                        115

OTHER DEPARTMENTS
Gottschalks....................................................         1969                38
Belk's.........................................................         1975                67
The Bon-Ton/Elder Beerman......................................         1986                78
Dillard's......................................................         1997                70
                                                                                           ---
    Total Other Departments....................................                                        253
                                                                                                       ---
    Total Departments..........................................                                        962
                                                                                                       ===

----------
(1)  Effective in March, 2005, Federated changed the name of these groups to
     Macy's.

     TERMS OF LICENSE AGREEMENTS. Our license agreements typically have an initial term of one to five years. Substantially all of our license agreements contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. License agreement renewals are generally for one to three year periods. In exchange for the right to operate a department within the host store, we pay each host store group a license fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases).

     Our license agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month.
However, we cannot ensure the collection of sales proceeds from our host stores.
Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of each such month. Each host store group withholds from the remittance of sales proceeds a license fee and other expenditures, such as advertising costs, which the host store group may have incurred on our behalf.

     We are usually responsible for providing and maintaining any fixtures and other equipment necessary to operate our departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs
(except certain telephone charges), maintenance and certain other expenses associated with the operation of the departments. Our license agreements typically provide that we are responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of our sales and department supervisory personnel, and substantially all license agreements require us to provide our employees with salaries and certain benefits comparable to those received by the host store's employees. Many of our license agreements provide that we may operate the departments in any new stores opened by the host store group. In certain instances, we are operating departments without written agreements, although the arrangements in respect of such departments are generally in accordance with the terms described herein.

     In several cases, we are subject to limitations under our license agreements which prohibit us from operating departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict us from further expansion within areas where we currently operate departments, including expansion by possible acquisitions. Certain license agreements, however, make an exception for adding departments in stores established by groups with which we have a preexisting license agreement. In addition, we have from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to us with respect to one another's stores. Further, we have sought and received the consent of certain of our existing host store groups in connection with past acquisitions.

     CREDIT. Substantially all consumer credit risk is borne by the host store rather than by us. Purchasers of our merchandise at a host store are entitled to the use of the host store's credit facilities on the same basis as all of the host store's customers. Payment of credit card or check transactions is generally guaranteed to us by the host store, provided that the proper credit approvals have been obtained in accordance with the host store's policy.
Accordingly, payment to us in respect of our sales proceeds is generally not dependent on when, or if, payment is received by the host store.

     DEPARTMENTS OPENED/CLOSED. During 2004, department openings offset by closings resulted in a net decrease of ten departments. The openings, which totaled 28 departments, including eleven departments in Dillard's, were all within existing store groups. The closings totaled 38 departments and included
17 Lord & Taylor departments as well as one Famous Barr department as a result of May's decision to close these smaller, less profitable locations. The balance of the closings were within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-2004 Compared with
2003".

     The following table sets forth data regarding the number of departments which we have operated from the beginning of 2000:

                                                               FISCAL YEAR ENDED
                                           ---------------------------------------------------------
                                           JAN. 29,    JAN. 31,     FEB. 1,     FEB. 2,     FEB. 3,
                                             2005        2004        2003        2002        2001
                                           --------    ---------   --------    ---------   ---------

DEPARTMENTS:
Open at beginning of year ..............        972       1,011       1,006       1,053         987
Opened during year .....................         28          32          21          33          86
Closed during year .....................        (38)        (71)        (16)        (80)        (20)
                                           --------    --------    --------    --------    --------
Open at end of year ....................        962         972       1,011       1,006       1,053
                                           --------    --------    --------    --------    --------
Net increase (decrease) ................        (10)        (39)          5         (47)         66
                                           ========    ========    ========    ========    ========

     For the years presented in the table above, department closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable departments. To our management's knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

PRODUCTS AND PRICING

     Each of our departments offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. With respect to watches, we emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points.

     The following table sets forth the sales and percentage of sales by category of merchandise for 2004, 2003 and 2002:

                                                               FISCAL YEAR ENDED
                                           -----------------------------------------------------------------
                                             JAN. 29, 2005           JAN. 31, 2004          FEB. 1, 2003
                                           -------------------    -------------------    -------------------
                                                       % OF                   % OF                   % OF
                                            SALES      SALES       SALES      SALES       SALES      SALES
                                           --------   --------    --------   --------    --------   --------
                                                               (DOLLARS IN MILLIONS)

Diamonds ...............................   $  244.0       26.4%   $  232.6       25.8%   $  217.8       24.8%
Gold ...................................      197.3       21.4       196.9       21.8       196.0       22.3
Gemstones ..............................      196.8       21.3       198.0       22.0       196.3       22.4
Watches ................................      132.0       14.3       134.0       14.8       134.3       15.3
Designer ...............................       53.2        5.8        42.6        4.7        33.0        3.8
Other (1) ..............................      100.3       10.8        98.3       10.9        99.9       11.4
                                           --------   --------    --------   --------    --------   --------
Total Sales ............................   $  923.6      100.0%   $  902.4      100.0%   $  877.3      100.0%
                                           ========   ========    ========   ========    ========   ========

----------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

     We sell our merchandise at prices generally ranging from $50 to $1,000. In
2004, the average price of items sold by us was approximately $201 per item. An average department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of our sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our pricing strategy. Publicized sales events are an important part of our marketing efforts. A substantial portion of our sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

PURCHASING AND INVENTORY

     GENERAL. A key element of our strategy has been to lower the working capital investment required for operating our existing departments and opening new departments. In recent years, on average, approximately 50% of our merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2004, our net monthly investment in inventory (i.e., the total cost of inventory owned and paid for)
averaged 35% of the total cost of our on-hand merchandise. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we have created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory has been reduced to levels which we believe are low for the retail jewelry industry. In addition, our inventory exposure to changing fashion trends is reduced because unsold consignment merchandise can be returned to the vendor.

     In 2004, merchandise obtained from our 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 82% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. We do not believe the loss of any one of our vendors would have a material adverse effect on our business.

     GOLD CONSIGNMENT AGREEMENT. We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Our Gold Consignment Agreement matures on July
31, 2005, and permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. We are currently in the process of extending the term of the Gold Consignment Agreement. At January 29, 2005, amounts outstanding under the Gold Consignment Agreement totaled 116,687 fine troy ounces, valued at approximately $49.8 million. The average amount outstanding under the Gold Consignment Agreement was $48.9 million for the fiscal year ended
January 29, 2005. In the event this arrangement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date.

     Under the Gold Consignment Agreement, we are required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 29, 2005, was 2.8% per annum. In conjunction with the Gold
Consignment Agreement, we granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit
Agreement lenders.

OPERATIONS

     GENERAL. Most of our departments have between 50 and 150 linear feet of display cases (with an average of approximately 80 linear feet) generally located in high traffic areas on the main floor of the host stores. Each department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each department is open for business during the same hours as its host store.

     To parallel host store operations, we have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager, one group buyer, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to five host store groups. In our continued efforts to improve comparable department sales through improved operating efficiency, we have taken steps to minimize administrative tasks at the department level, to improve customer service and, as a result, sales.

     We had average sales per linear foot of approximately $12,000 in 2004, and
$11,700 in both 2003 and 2002. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $955,000, $932,000 and $911,000 in 2004, 2003 and
2002, respectively.

     MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. We, along with our vendors, use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, we are able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management.
We also measure the productivity of our sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. Our merchandising and inventory control system and point-of-sale system for our departments have provided improved analysis and reporting capabilities. Additionally, these systems provide the foundation for improved productivity and expense control initiatives.

     PERSONNEL AND TRAINING. We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

     As of the end of 2004, we regularly employed approximately 6,000 people of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of our
6,000 employees, approximately 3,000 were part-time employees, working less than
32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

     ADVERTISING. We promote our products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. We maintain an in-house advertising staff responsible for preparing a majority of our advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Our gross advertising expenditures over the past five fiscal years have been approximately
5% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of our license agreements with host store groups require us to expend certain specified minimum percentages of the respective department's annual sales on advertising and promotional activities.

     INVENTORY LOSS PREVENTION AND INSURANCE. We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. During 2004, inventory shrinkage amounted to approximately 0.4% of sales.
We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we carry.

     GOLD HEDGING. The cost to us of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment
Agreement. In such cases, the cost of merchandise varies with the price of gold and we are exposed to the risk of fluctuations in the price of gold between the time we establish the

advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable us to determine the cost of such goods prior to their sale, we may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, we, at times, enter into forward contracts, based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. The value of gold hedged under such contracts represented approximately 8% of our cost of goods sold in 2004. Under such contracts, we obtain the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transaction costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, we sell our related hedge position. At January 29,
2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million, which expire during 2005.
The fair market value of gold under such contracts was approximately $15.8 million at January 29, 2005.

     We manage the purchase of forward contracts by estimating and monitoring the quantity of gold that we anticipate will be required in connection with our anticipated level of sales of the type described above. Our gold hedging transactions are entered into in the ordinary course of business. Our gold hedging strategies are determined and monitored on a regular basis by our senior management and our Board of Directors.

COMPETITION

     We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, televised home shopping and internet merchants. Our management believes that competition in the retail jewelry industry is based primarily on the price, quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer. See "--Store Relationships--Terms of License Agreements" with respect to certain limitations on our ability to compete.

SEASONALITY

     Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our sales, cash flow and net income in the fourth quarter of the year principally due to sales from the holiday season.
We expect that this general pattern will continue. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings.

ITEM 2. PROPERTIES
        ----------

     The only real estate owned by us is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. We lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and
49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information services and other administrative functions. The leases for such space expire September 30, 2008.
Generally, as part of our license agreements, host stores provide office space to our host store group management personnel free of charge.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 8, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with

certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Our experience is consistent with this practice. A number of states in which we operate have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Our management believes we are in substantial compliance with all applicable legal requirements with respect to such practices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES
        ----------------------------------------------------------------------

     During 2004, we distributed cash dividends of $39.7 million to the Holding
Company. Additionally, we repaid an intercompany tax liability due to the
Holding Company totaling $43.4 million. During 2003, we distributed cash dividends of $13.5 million to the Holding Company. The distributions were generally utilized to repurchase the outstanding Senior Debentures, to pay interest on the Senior Debentures and to purchase the Holding Company's common stock, par value $.01 per share ("Common Stock"), under its stock repurchase program. Certain restrictive covenants in the indenture relating to the New
Senior Notes, the Revolving Credit Agreement and the Gold Consignment Agreement
impose limitations on the payment of dividends to the Holding Company.
Additionally, the New Senior Notes, the Revolving Credit Agreement and the Gold
Consignment Agreement currently restrict the amount of annual distributions to the Holding Company, including those required to fund stock repurchases.

     Information regarding the Holding Company's equity compensation plans is set forth in Item 12 of Part III of this Form 10-K, which information is incorporated herein by reference.

     There was one record holder of our common stock at April 8, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

     We are a wholly-owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" and the Consolidated Financial Statements and Notes
thereto. The statement of operations data and balance sheet data as of and for each of the years ended January 29, 2005, January 31, 2004, February 1, 2003,
February 2, 2002 and February 3, 2001 have been derived from our audited
Consolidated Financial Statements.

                                                                                 FISCAL YEAR ENDED (1)
                                                          -----------------------------------------------------------------
                                                           JAN. 29,     JAN. 31,       FEB. 1,       FEB. 2,        FEB. 3,
                                                            2005        2004 (2)       2003 (2)      2002 (2)       2001 (2)
                                                          ---------     ---------     ---------     ---------     ---------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Sales ...............................................   $ 923,606     $ 902,416     $ 877,296     $ 900,628     $ 944,756
  Cost of sales .......................................     454,391       440,517       424,846       453,246       469,058
                                                          ---------     ---------     ---------     ---------     ---------
  Gross margin (3) ....................................     469,215       461,899       452,450       447,382       475,698
  Selling, general and administrative expenses ........     396,185       387,501       378,095       374,085       388,601
  Credit associated with the closure of Sonab (4) .....        (364)         --          (1,432)         --            --
  Depreciation and amortization .......................      17,319        17,026        16,827        19,348        16,878
                                                          ---------     ---------     ---------     ---------     ---------
  Income from operations ..............................      56,075        57,372        58,960        53,949        70,219
  Interest expense, net ...............................      20,179        16,556        17,678        19,635        22,562
  Other expense - debt extinguishment costs (5) .......       5,962          --            --            --            --
                                                          ---------     ---------     ---------     ---------     ---------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change .................................      29,934        40,816        41,282        34,314        47,657
  Provision for income taxes (6) ......................      10,447        16,035        16,064        14,369        20,088
                                                          ---------     ---------     ---------     ---------     ---------
  Income from continuing operations before
    cumulative effect of accounting change ............      19,487        24,781        25,218        19,945        27,569
  Discontinued operations, net of tax (2) .............        --         (11,537)        3,810         3,382         3,860
  Cumulative effect of accounting change,
    net of tax (7) ....................................        --            --         (17,209)         --            --
                                                          ---------     ---------     ---------     ---------     ---------
    Net income ........................................   $  19,487     $  13,244     $  11,819     $  23,327     $  31,429
                                                          =========     =========     =========     =========     =========

 OPERATING AND FINANCIAL DATA:
   Number of departments (end of year) ................         962           972         1,011         1,006         1,053
   Percentage increase (decrease) in sales ............         2.3%          2.9%         (2.6)%        (4.7)%         9.7%
   Percentage increase (decrease) in comparable
     department sales (8) .............................         2.7%          2.3%          0.1%         (3.0)%         2.1%
   Average sales per department (9) ...................   $     955     $     932     $     911     $     916     $     970
   EBITDA (10) ........................................      73,394        74,398        75,787        73,297        87,097
   Capital expenditures ...............................      12,667        12,934        12,489        13,850        18,118

 CASH FLOWS PROVIDED FROM (USED IN):
   Operating activities ...............................   $ (14,172)    $  48,279     $  52,291     $  43,658     $  34,455
   Investing activities ...............................     (12,667)      (12,934)      (15,750)      (17,432)      (30,403)
   Financing activities ...............................        (685)      (14,349)      (17,278)       (8,253)       (7,640)

 BALANCE SHEET DATA-END OF PERIOD:
   Working capital ....................................   $ 229,886     $ 197,297     $ 173,960     $ 173,334     $ 152,003
   Total assets .......................................     558,477       592,324       578,575       583,422       602,254
   Short-term debt, including current portion of
     long-term debt ...................................        --            --            --            --            --
   Long-term debt .....................................     200,000       150,000       150,000       150,000       150,000
   Total stockholders' equity .........................     164,857       185,100       187,816       193,596       179,423

----------
(1)  Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.

(2)  As a result of Federated's decision not to renew our license agreement in the Burdines department store division in 2003, and in accordance with
     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting
     for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Burdines departments have been segregated from continuing operations and reflected as a discontinued operation for financial statement purposes for 2000, 2001, 2002 and

     2003. Refer to Note 11 of Notes to Consolidated Financial Statements for
     additional information regarding discontinued operations.

(3)  We utilize the last-in, first-out ("LIFO") method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $2.1 million, $4.5 million, $2.2 million, $3.6 million and $1.7 million for 2004, 2003, 2002, 2001 and 2000, respectively. During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Refer to Note 3 of Notes to Consolidated
     Financial Statements for additional information regarding this change in accounting method.

(4)  Included in Credit associated with the closure of Sonab for 2004 and 2002 is a $0.4 million and $1.4 million credit, respectively, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding
     Sonab.

(5)  During the second quarter of 2004, we refinanced the Senior Notes. Included in Other expense - debt extinguishment costs for the year ended January 29,
     2005 are pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of Senior
     Notes and $0.3 million for other expenses. Refer to Note 5 of Notes to
     Consolidated Financial Statements for additional information regarding the debt refinancing.

(6)  Included in Provision for income taxes for 2004 is approximately a $1.0 million benefit associated with the reversal of tax accruals no longer required. Additionally, included in 2004 is a $0.6 million benefit associated with tax refunds related to Sonab. Refer to Note 10 of Notes to
     Consolidated Financial Statements.

(7)  In accordance with the provisions of the Financial Accounting Standards
     Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16,
     "Accounting by a Customer (Including a Reseller) for Cash Consideration
     Received from a Vendor" ("EITF 02-16"), we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. The application of EITF 02-16 changed our accounting treatment for the recognition of vendor allowances. In 2004, 2003 and 2002 $18.2 million,
     $19.4 million and $18.9 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales. In 2000 and 2001, these allowances were recorded as a reduction to gross advertising expenses and thus decreased selling, general and administrative expenses ("SG&A"). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding EITF 02-16.

(8)  Comparable department sales are calculated by comparing sales from departments open for the same months in the comparable periods.

(9)  Average sales per department is determined by dividing sales by the average of the number of departments open at the beginning and at the end of each period.

(10) EBITDA, a non-GAAP financial measure, represents income from operations before depreciation and amortization expenses, and excludes discontinued
     operations. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flow as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies. EBITDA is calculated as follows:

                                                               FISCAL YEAR ENDED
                                                -----------------------------------------------
                                                JAN. 29,  JAN. 31,   FEB. 1,  FEB. 2,   FEB. 3,
                                                  2005     2004       2003     2002      2001
                                                -------   -------   -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)

     Income from operations .................   $56,075   $57,372   $58,960   $53,949   $70,219
     Add: Depreciation and amortization .....    17,319    17,026    16,827    19,348    16,878
                                                -------   -------   -------   -------   -------
     EBITDA .................................   $73,394   $74,398   $75,787   $73,297   $87,097
                                                =======   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
        ----------------------------------------------------------------------

     The following Management's Discussion and Analysis of Financial Condition
and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in
Item 8 of this report. This MD&A is organized as follows:

     o    EXECUTIVE OVERVIEW - This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

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

     o    FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE
          RESULTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

     The Burdines departments have been accounted for as a discontinued
operation, and, unless otherwise indicated, the following discussion relates to our continuing operations.

EXECUTIVE OVERVIEW
------------------

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate licensed fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of January 29, 2005, we operated 962 locations in 16 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service.
Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. We believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. In recent years, on average, approximately 50% of our merchandise has been carried on consignment, which reduces our inventory exposure to changing fashion trends.
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

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

2004 HIGHLIGHTS

     During 2004, we successfully executed our marketing and merchandising strategy, as evidenced by our 2.7% growth in comparable department sales, achieved strong operating cash flow and increased profitability. Over the past decade, we have experienced comparable store sales increases (in nine out of ten years) and we have consistently outperformed our host store groups with respect to these increases. We attribute our success to an experienced and stable management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Also contributing to our success are our merchandising and inventory control system and point-of-sale system for our departments, which provide the foundation for improved productivity. Total sales were $923.6 million in 2004 compared to $902.4 million in 2003, an increase of 2.3%. Gross margin increased by $7.3 million in 2004 compared to 2003, and as a percentage of sales, gross margin decreased by 0.4% from 51.2% to 50.8%. Although SG&A increased by $8.7 million, as a percentage of sales, SG&A remained flat at
42.9%.

     During 2004, we effectively managed our inventories and implemented appropriate expense controls. We ended 2004 with $62.0 million of cash compared to $89.5 million at the end of 2003. This decrease related primarily to the reduction of long-term debt as a result of the refinancing of the Senior Notes and the Senior Debentures as well as fees and expenses related to the transaction. Additionally, borrowings under the Revolving Credit Agreement were reduced to zero by the end of December 2004. The average outstanding balance increased to $50.6 million as compared to $42.7 million in the prior year, primarily as a result of the refinancing of the Senior Notes and the Senior
Debentures. These transactions, together with the issuance of the New Senior
Notes, were undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. Lastly, maximum outstanding borrowings during 2004 peaked at $99.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$113.5 million.

OPPORTUNITIES

     We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $57.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the department store sector in which we

operate, consumers spent an estimated $4.1 billion on fine jewelry in calendar year 2003. Our management believes that demographic factors such as the maturing
U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

     On March 1, 2005, the Holding Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle. Carlyle is a privately-owned regional chain, located primarily in the southeastern United
States, with 32 jewelry stores and annual sales of approximately $80.0 million.
Finlay is presently engaged in its due diligence review of Carlyle.

     In 2004, the Company tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments. This new category of merchandise will be expanded to additional departments in 2005 and is estimated to generate sales of $10-$15 million.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belks and plan to add a total of seven departments within these host store groups during 2005.

     In November 2003, we began a relationship with SmartBargains to provide jewelry via its internet site and absorbed this e-business fulfillment into our distribution center. Sales generated via this internet business during 2004 totaled approximately $8.0 million. We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry.

     We continue to seek growth opportunities and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add departments within existing host store groups;

     o    Expansion of our most productive departments;

     o    Identify and acquire new businesses;

     o    Open new channels of distribution;

     o    Introduction of new fashion trends;

     o    Add new host store relationships;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage; and

     o    De-leverage the balance sheet.

     See "Business-Growth Strategy" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations".

RISKS AND UNCERTAINTIES

     We achieved sustained growth during 2004, however, we have faced certain challenges as well, including:

     o    Host store consolidation; and

     o    Dependence on or loss of certain host store relationships.

     During 2004, approximately 59% (including Marshall Field's for the 2004 fiscal year) and 19% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent. Nevertheless, a decision by either company, or certain of our host store groups, to terminate existing relationships, to assume the operation of those departments themselves, or to close significant number of stores would have a material adverse effect on our business and financial condition.

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable as follows:
Robinsons-May/Meier & Frank, Filene's/Kaufmann's and Famous Barr/L.S.
Ayres/Jones on January 28, 2006, Foley's, Hecht's/Strawbridge's and Lord &
Taylor on February 3, 2007 and Marshall Field's on April 2, 2008. Finlay's
license agreements with Federated are terminable as follows:
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's and Bon-Macy's on January 28,
2006 and Bloomingdale's on February 3, 2007. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     As a result of Federated's decision not to renew our license agreement in its Burdines department store division in 2003 due to the consolidation of the
Burdines and Macy's fine jewelry departments, we closed 46 Burdines departments in January 2004. These departments generated approximately $55 million in revenue during 2003.

     During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales. Through January 29, 2005, a total of 27 stores have closed.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                                          FISCAL YEAR ENDED
                                                                    ---------------------------------
                                                                    JAN. 29,    JAN. 31,      FEB. 1,
                                                                      2005        2004         2003
                                                                    --------    --------     --------

     STATEMENT OF OPERATIONS DATA:
     Sales ......................................................      100.0%      100.0%       100.0%
     Cost of sales ..............................................       49.2        48.8         48.4
                                                                    --------    --------     --------
       Gross margin .............................................       50.8        51.2         51.6
     Selling, general and administrative expenses ...............       42.9        42.9         43.1
     Credit associated with the closure of Sonab ................       --          --           (0.1)
     Depreciation and amortization ..............................        1.8         1.9          1.9
                                                                    --------    --------     --------
     Income from operations .....................................        6.1         6.4          6.7
     Interest expense, net ......................................        2.2         1.9          2.0
     Other expense - debt extinguishment costs (1) ..............        0.7        --           --
                                                                    --------    --------     --------
     Income from continuing operations before income
       taxes and cumulative effect of accounting change .........        3.2         4.5          4.7
     Provision for income taxes .................................        1.1         1.8          1.8
                                                                    --------    --------     --------
     Income from continuing operations before
       cumulative effect of accounting change ...................        2.1         2.7          2.9
     Discontinued operations, net of tax (2) ....................       --          (1.3)         0.4
     Cumulative effect of accounting change,
       net of tax (3) ...........................................       --          --           (1.9)
                                                                    --------    --------     --------
     Net income .................................................        2.1%        1.4%         1.4%
                                                                    ========    ========     ========

----------
(1)  See Note 5 to "Selected Consolidated Financial Data".

(2)  See Note 2 to "Selected Consolidated Financial Data".

(3)  See Note 7 to "Selected Consolidated Financial Data".

2004 COMPARED WITH 2003

     SALES. Sales increased $21.2 million, or 2.3%, in 2004 compared to 2003.
The increase in sales is due primarily to the 2.7% increase in comparable department sales. Additionally, total sales increased as a result of the net effect and timing of new department openings and closings. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using host store groups' proprietary customer lists for targeted marketing; and (iv) positioning our departments as a
"destination location" for fine jewelry.

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. Diamond sales increased $11.4 million, or 4.9%, in 2004 compared to 2003 due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitare and bridal jewelry, diamond stud earring assortments and three-stone jewelry. Designer jewelry sales increased $10.6 million, or 24.9%, in 2004 compared to 2003. Sales in all other categories remained relatively flat in 2004 compared to 2003.

     During 2004, we opened 28 departments, within existing store groups, and closed 38 departments. The openings were comprised of the following:

                                                    NUMBER OF
                     STORE GROUP                   DEPARTMENTS
          -----------------------------------      -----------

                 May........................             9
                 Dillard's..................            11
                 Federated..................             3
                 Saks.......................             1
                 Other......................             4
                                                      ----
                          Total.............            28
                                                      ====

     The closings were comprised of the following:

                                                    NUMBER OF
                     STORE GROUP                   DEPARTMENTS                            REASON
          -----------------------------------      -----------       --------------------------------------------------

                 Lord & Taylor..............           17            May closed these less profitable locations.
                 Other......................           21            Department closings within existing store groups.
                                                      ----
                           Total............           38
                                                      ====

     GROSS MARGIN. Gross margin increased by $7.3 million in 2004 compared to
2003, and as percentage of sales, gross margin decreased by 0.4%. The components of this 0.4% net decrease in gross margin are as follows:

                      COMPONENT                         %                                 REASON
          -----------------------------------      -----------       --------------------------------------------------

          Merchandise cost of sales.........         (0.7)%          Increase in merchandise cost of sales is due to our
                                                                     continued efforts to increase market penetration
                                                                     and market share through our pricing strategy, the
                                                                     mix of sales with increased sales in the diamond,
                                                                     designer and clearance categories, which have lower
                                                                     margins than other categories as well as the
                                                                     increased price of gold.
          LIFO .............................          0.3%           Net decrease in the LIFO provision from $4.5
                                                                     million in the 2003 period to $2.1 million in the
                                                                     2004 period. As discussed below, we changed our
                                                                     method of valuing inventory for LIFO purposes.
                                                     ----
                     Total ...............           (0.4)%
                                                     ====

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor
Statistics ("BLS"). During the third quarter of 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. As a result of this change in accounting method, we recorded a LIFO charge of approximately $2.1 million for the year ended
January 29, 2005. Using the BLS producer price indices, the LIFO charge for the year ended January 29, 2005 would have been $8.0 million. Had we not changed our method of determining price indices, the net income under the former LIFO method for the year ended January 29, 2005 would have been approximately $15.9 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $8.7 million, or 2.2%. As a percentage of sales, SG&A remained flat at 42.9%.

     CREDIT ASSOCIATED WITH THE CLOSURE OF SONAB. In 2004, we revised our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab and, as a result, recorded a credit of $0.4 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.5 million and $0.4 million associated with the
Lord & Taylor store closings, were recorded in 2004 and 2003, respectively.

     INTEREST EXPENSE, NET. Interest expense increased by $3.6 million primarily due to an increase in average borrowings ($231.9 million for 2004 compared to
$192.7 million for 2003) as a result of the refinancing of the Senior Notes. The weighted average interest rate was approximately 7.4% for 2004 compared to 7.3%
for 2003.

     OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $4.4 million for redemption premiums paid on the
Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Notes and $0.3 million for other expenses.

     PROVISION FOR INCOME TAXES. The income tax provision for 2004 and 2003 reflects effective tax rates of 34.9% and 39.6%, respectively. The income tax provision for 2004 includes a benefit of approximately $1.0 million associated with the reversal of certain income tax accruals which were no longer required.
Additionally, the tax provision for 2004 includes a benefit of approximately
$0.6 million associated with tax refunds related to Sonab.

     NET INCOME. Net income of $19.5 million for 2004 represents an increase of
$6.2 million as compared to net income of $13.2 million in 2003 as a result of the factors discussed above.

2003 COMPARED WITH 2002

     SALES. Sales increased $25.1 million, or 2.9%, in 2003 compared to 2002.
The increase in sales is due primarily to the 2.3% increase in comparable department sales. Additionally, total sales increased as a result of the net effect and timing of new department openings and closings. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning our departments as a
"destination location" for fine jewelry.

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. Diamond sales increased $14.8 million, or 6.8%, in 2003 compared to 2002 due primarily to the increase in consumer demand for diamond fashion assortments, including emerging merchandise categories such as three-stone jewelry. Designer jewelry sales increased $9.6 million, or 29.1%, in
2003 compared to 2002. Sales in all other categories remained relatively flat in
2003 compared to 2002.

     During 2003, we opened 32 departments, within existing store groups, and closed 71 departments. The openings were comprised of the following:

                                                    NUMBER OF
                     STORE GROUP                   DEPARTMENTS
          -----------------------------------      -----------

                 May........................           10
                 Dillard's..................            9
                 Federated..................            5
                 Saks.......................            3
                 Other......................            5
                                                     ----
                          Total.............           32
                                                     ====

     The closings were comprised of the following:

                                                    NUMBER OF
                     STORE GROUP                   DEPARTMENTS                            REASON
          -----------------------------------      -----------       --------------------------------------------------

                 Burdines...................           46            Federated did not renew our license agreement.
                 Lord & Taylor..............            7            May closed these less profitable locations.
                 Other......................           18            Department closings within existing store groups.
                                                     ----
                           Total............           71
                                                     ====

     GROSS MARGIN. Gross margin increased by $9.4 million in 2003 compared to
2002, and as percentage of sales, gross margin decreased by 0.4%. The components of this 0.4% net decrease in gross margin are as follows:

                      COMPONENT                         %                                 REASON
          -----------------------------------      -----------       --------------------------------------------------

          Merchandise cost of sales.........         (0.6%)          Increase in merchandise cost of sales is due to our
                                                                     continued efforts to increase market penetration
                                                                     and market share through our pricing strategy and
                                                                     the impact of higher gold prices.
          LIFO .............................          (0.2%)         Increase in LIFO provision from $2.2 million to
                                                                     $4.5 million.
          Shortage .........................          0.4%           Decrease in shortage is due primarily to favorable
                                                                     physical inventory results.
                                                     ------
                       Total ...............         (0.4%)
                                                     ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $9.4 million, or 2.5%. As a percentage of sales, SG&A decreased to 42.9% from 43.1%. The components of this
0.2% net decrease in SG&A are as follows:

                      COMPONENT                         %                                           REASON
          -----------------------------------      -----------       --------------------------------------------------

          Net advertising expenditures......           0.2%          Decrease in net advertising expenditures is due
                                                                     primarily to increased vendor support.
          Payroll expense ..................          (0.1%)         Favorably impacted by the leveraging of payroll
                                                                     expense, offset by an increase in medical expenses
                                                                     as 2002 included a $1.8 million benefit. This $1.8
                                                                     million benefit related to favorable claims
                                                                     experience following a change in medical insurance
                                                                     carriers.
          Other field expenses..............            0.1%         Decrease in other field expenses is due primarily
                                                                     to the favorable leveraging of these expenses.
                                                      -----
                         Total .............            0.2%
                                                      =====

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

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position is presented in the following table:

                                                 JANUARY 29,   JANUARY 31,
                                                    2005         2004
                                                 -----------   -----------
          (IN THOUSANDS)
          --------------
          Cash and cash equivalents.........      $ 61,957     $ 89,481
          Working capital...................       229,886      197,297
          Long-term debt....................       200,000      150,000
          Stockholder's equity..............       164,857      185,100

     Our primary capital requirements are for funding working capital for new departments and growth of existing departments, as well as debt service obligations and license fees to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2004 and 2003, capital expenditures totaled $12.7 million and $12.9 million, respectively. Total capital expenditures for 2005 are estimated to be approximately $10 to $12 million, excluding any impact from the possible Carlyle acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the fiscal years ended January 29, 2005, January 31, 2004 and
February 1, 2003 were as follows:

                                                                         FISCAL YEARS ENDED
                                                               -----------------------------------------
                                                               JANUARY 29,    JANUARY 31,    FEBRUARY 1,
                                                                  2005           2004           2003
                                                               -----------    -----------    -----------
          (IN THOUSANDS)

          Operating Activities .............................   $   (14,172)   $    48,279    $    52,291
          Investing Activities .............................       (12,667)       (12,934)       (15,750)
          Financing Activities .............................          (685)       (14,349)       (17,278)
                                                               -----------    -----------    -----------
            Net increase (decrease) in cash and cash
                 equivalents ...............................   $   (27,524)   $    20,996    $    19,263
                                                               ===========    ===========    ===========

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees and payments of interest and taxes. Net cash flows used in operations were $14.2 million for 2004, consisting principally of the payment of an intercompany tax liability to the
Holding Company totaling $43.4 million as well as a decrease in accounts payable due to lower inventory receipts and lower consignment inventory sales.

     Our operations substantially preclude customer receivables as our license agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment.
Our working capital balance was $229.9 million at January 29, 2005, an increase of $32.6 million from January 31, 2004. The increase resulted primarily from the impact of 2004's net income (exclusive of depreciation and amortization), offset by capital expenditures, payment of dividends to the Holding Company and the reduction of cash to pay down long-term debt associated with the refinancing of the Senior Notes and the Senior Debentures.

     The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $5.6 million, or 2.1%, as compared to January 31, 2004 partially as a result of further investments in the diamond and designer categories.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures, was $12.7 million, $12.9 million and $15.8 million in 2004, 2003 and 2002, respectively. Capital expenditures in 2004 and 2003 related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Payments on debt and the issuing of dividends to the Holding Company have been our primary financing activities. Additionally, during 2004, we refinanced our long-term debt. Net cash used in financing activities was $0.7 million in
2004, consisting principally of proceeds from the issuance of the New Senior
Notes, offset by the purchase and redemption of the outstanding Senior Notes, payments of dividends to the Holding Company and capitalized financing costs related to the New Senior Notes. Net cash used in financing activities was $14.3 million and $17.3 million in 2003 and 2002, respectively.

     In January 2003, we entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or
(ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 4.0% and 3.4% for 2004 and 2003, respectively.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 29, 2005 and January 31, 2004 were zero. The average amounts outstanding under the Revolving Credit Agreement during 2004 and 2003 were $50.6 million and $42.7 million, respectively. The maximum amount outstanding during 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million.

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

     On June 3, 2004, we completed the sale of the New Senior Notes. Interest on the New Senior Notes is payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2004. We used the net proceeds from the offering of the New Senior Notes, together with drawings from our Revolving
Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to the Holding Company to enable the
Holding Company to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, we and the Holding Company called for the redemption of all of the untendered Senior Notes and Senior Debentures, respectively, and these securities were repurchased on July 2, 2004.

     The tender offers, New Senior Notes offering, and redemptions of the outstanding Senior Notes and Senior Debentures were all undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. As a result of the completion of the redemption of the
Senior Debentures, we are no longer required to provide the funds necessary to pay the higher debt service costs associated with the Senior Debentures.

     We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the Senior Notes and $0.3 million for other expenses. These costs are included in Other expense - debt extinguishment costs in the accompanying Consolidated
Statements of Operations.

     In September 2004, for the purpose of an exchange offer, we registered notes with terms identical to the New Senior Notes under the Securities Act of
1933. We completed the exchange offer in the third quarter of 2004 and 100% of the original notes were exchanged for the registered notes.

     In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Debentures and the Senior Notes are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be required to pay interest with respect to the New Senior Notes and amounts due under the Revolving Credit Agreement, including payments required under the
Balance Reduction Requirement. As of January 29, 2005, our outstanding borrowings were $200.0 million under the New Senior Notes.

     Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, we are a party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the year ended January 29, 2005, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2005. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, we will, for the foreseeable future, be able to meet our debt service and anticipated working capital obligations and to make distributions to the Holding Company sufficient to permit the Holding Company to pay certain expenses as they come due. No assurances, however, can be given that our current level of operating results will continue or improve or that our income from operations will continue to be sufficient to permit us to meet our debt service and other obligations.
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company, including those required to fund stock repurchases. The amounts required to satisfy the aggregate of our interest expense totaled $19.6 million and $16.0 million in 2004 and 2003, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At January 29, 2005 and

January 31, 2004 $349.7 million and $364.5 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2004, we had an average balance of consignment merchandise of $365.2 million as compared to an average balance of $364.7 million in 2003.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of January 29, 2005 (dollars in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                                     --------------------------------------------------------------
                                                                  LESS THAN      1 - 3        3 - 5      MORE THAN
CONTRACTUAL OBLIGATIONS                                TOTAL       1 YEAR        YEARS        YEARS       5 YEARS
-----------------------                              ----------   ----------   ----------   ----------   ----------

Long-Term Debt Obligations:
    New Senior Notes (due 2012) (1) ..............   $  200,000   $     --     $     --     $     --     $  200,000
Interest payments on New Senior Notes (1) ........      122,833       16,750       33,500       33,500       39,083
Operating lease obligations (2) ..................        7,054        1,942        3,834        1,278         --
Revolving Credit Agreement (due 2008) (3) ........         --           --           --           --           --
Gold Consignment Agreement (expires 2005) ........       49,802       49,802         --           --           --
Gold forward contracts ...........................       16,066       16,066         --           --           --
Letters of credit ................................       11,690       11,440         --            250         --
                                                     ----------   ----------   ----------   ----------   ----------
   Total .........................................   $  407,445   $   96,000   $   37,334   $   35,028   $  239,083
                                                     ==========   ==========   ==========   ==========   ==========

----------
(1)  On June 3, 2004, we issued $200.0 million of New Senior Notes due 2012.
     Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 29, 2005.

(3)  There were no borrowings under the Revolving Credit Agreement at January
     29, 2005. The average amount outstanding during 2004 was $50.6 million and the outstanding balance as of April 8, 2005 was $22.3 million.

     The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of January 29, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended January 29, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold
Consignment Agreement matures on July 31, 2005 and permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. We are currently in the process of extending the term of the Gold Consignment
Agreement. At January 29, 2005, amounts outstanding under the Gold Consignment
Agreement totaled 116,687 fine troy ounces, valued at $49.8 million. The average amount outstanding under the Gold Consignment Agreement was $48.9 million in
2004. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires us to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At
January 29, 2005, we were in compliance with all of our covenants under the Gold
Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with

entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated, in accordance with the provisions of the employment agreement. The new employment agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals, which are not yet determinable.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At January 29, 2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

     In January 2000, Sonab, our European licensed jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2005, our exit plan has been completed with the exception of certain legal matters and we are in the process of liquidating the subsidiary.
During the fourth quarter of 2004, we revised our estimate of closure expenses to reflect our remaining liability, and as a result, reduced our accrual by $0.4 million. To date, we have charged a total of $26.4 million against our revised estimate of $26.8 million. We do not believe future operating results or liquidity will be materially impacted by any remaining payments.

     SEASONALITY
     -----------

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of approximately 42% of our sales and approximately 90% of our income from operations for 2004 and 2003. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit
Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 13 of Notes to Consolidated Financial Statements.

     The following table summarizes the quarterly financial data for 2004 and
2003:

                                                                      FISCAL QUARTER
                                                -----------------------------------------------------------
                                                 FIRST (a)     SECOND (a)           THIRD          FOURTH
                                                -----------    -----------       -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)

       2004:
         Sales ..............................   $   187,572    $   188,638       $   166,841    $   380,555
         Gross margin .......................        95,729         96,164            84,612        192,710
         Income (loss) from operations ......         3,159          4,504            (2,315)        50,727
         Net income (loss) ..................          (530)        (3,330)(b)        (4,828)        28,175
       2003:
         Sales ..............................   $   175,427    $   182,229       $   165,784    $   378,976
         Gross margin .......................        90,766         92,796            84,717        193,620
         Income (loss) from operations ......         2,669          4,502               (62)        50,263
         Net income (loss) ..................          (234)           645            (2,713)        15,546(c)

                                       30

----------
(a)  The thirteen week periods ended May 1, 2004 and July 31, 2004 have been restated to reflect the change in our method of determining LIFO inventories. Refer to Note 3 to Notes to Consolidated Financial Statements.

(b)  The net loss includes debt extinguishment costs of $6.0 million related to the refinancing of the Senior Notes in the second quarter of 2004. Refer to
     Note 5 to Notes to Consolidated Financial Statements.

(c)  Net income includes the write-down of goodwill of $13.8 million in the fourth quarter of 2003. Refer to Note 11 to Notes to Consolidated Financial
     Statements.

INFLATION

     The effect of inflation on our results of operations has not been material in the periods discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the Consolidated Financial Statements.

     MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results.

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

     SELF-INSURANCE RESERVES

     We are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts.

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

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. This Statement is effective as of the beginning of the first annual or interim period beginning after June 15, 2005. We will adopt SFAS
123(R) prospectively on July 30, 2005, the beginning of our third fiscal quarter. Although we are in the process of determining the impact of this
Statement on our results of operations, the historical impact under SFAS No. 123
"Accounting for Stock-Based Compensation" is disclosed in Note 2 to the
Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
---------------------------------------------------------------------------

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

     OUR SALES DEPEND UPON OUR HOST STORE RELATIONSHIPS. THE LOSS OF
RELATIONSHIPS WITH MAY OR FEDERATED, OR SIGNIFICANT STORE CLOSURES BY OUR HOST
STORE GROUPS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     The impact of the recently announced planned merger of May and Federated is unknown. A decision by them, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, could have a material adverse effect on our business and financial condition. During 2004, approximately 78% of our sales were generated by departments operated in store groups owned by May and Federated.

     SEASONALITY OF THE RETAIL JEWELRY BUSINESS AND FLUCTUATIONS IN OUR
QUARTERLY RESULTS COULD ADVERSELY AFFECT OUR PROFITABILITY.

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2004 accounted for 41% of our sales and 90% of our operating income. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our revolving credit facility. This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters or any other cause, would have a material adverse effect on our profitability.

     OUR DEPARTMENTS ARE HEAVILY DEPENDENT ON CUSTOMER TRAFFIC AND THE CONTINUED
POPULARITY OF OUR HOST STORES AND MALLS.

     The success of our departments depends, in part, on the ability of host stores to generate consumer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Sales volume and customer traffic may be adversely affected by economic slowdowns in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department stores where we do not have departments.

     WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, FINANCE, INTEGRATE OR MAKE
ACQUISITIONS OUTSIDE OF THE LICENSED JEWELRY DEPARTMENT BUSINESS.

     We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business. There can be no assurance that future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing.
Any future acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

     OUR PROFITABILITY DEPENDS, IN PART, UPON OUR ABILITY TO CONTINUE TO OBTAIN
SUBSTANTIAL AMOUNTS OF MERCHANDISE ON CONSIGNMENT AND TO OUR ABILITY TO CONTINUE
OUR GOLD CONSIGNMENT AGREEMENT.

     In recent years, on average, approximately 50% of our merchandise has been obtained on consignment. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our

financial condition and a number of other economic or competitive conditions in the jewelry business or generally. In addition, our Gold Consignment Agreement allows us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. As the price of gold increases, the amount of consigned gold that is available to us is reduced pursuant to the limitations of the Gold Consignment Agreement. Although we expect to renew the Gold
Consignment Agreement upon its expiration on July 31, 2005, there can be no assurances that such renewal will actually occur. If the agreement is not renewed or replaced, our ability to receive gold merchandise on consignment through such an arrangement and on favorable terms may be materially adversely affected. Additionally, in the event that this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing, and potentially higher, gold price in effect on that date.

     TERRORIST ATTACKS, ACTS OF WAR, OR OTHER FACTORS AFFECTING DISCRETIONARY
CONSUMER SPENDING MAY ADVERSELY AFFECT OUR INDUSTRY, OUR OPERATIONS AND OUR
PROFITABILITY.

     Terrorist activities, armed hostilities and other political instability, as well as a decline in general economic conditions, including the country's financial markets, a decline in consumer credit availability, or increases in prevailing interest rates, could materially reduce discretionary consumer spending particularly with respect to luxury items and, therefore, materially adversely affect our business and financial condition, especially if such changes were to occur in the fourth quarter of our fiscal year.

     VOLATILITY IN THE AVAILABILITY AND COST OF PRECIOUS METALS AND PRECIOUS AND
SEMI-PRECIOUS STONES COULD ADVERSELY AFFECT OUR BUSINESS.

     The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. Although we attempt to protect against such fluctuations in the price of gold by entering into gold forward contracts, there can be no assurance that these hedging practices will be successful or that hedging transactions will not adversely affect our results of operations or financial condition.

     THE RETAIL JEWELRY BUSINESS IS HIGHLY COMPETITIVE.

     We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, internet merchants and televised home shopping. Some of our competitors are substantially larger and have greater financial resources than our business.

     WE MAY NOT BE ABLE TO COLLECT PROCEEDS FROM OUR HOST STORES.

     Our license agreements typically require the host stores to remit the net sales proceeds for each month to us approximately three weeks after the end of such month. However, we cannot assure you that we will timely collect the net sales proceeds due to us from our host stores. If one or more host stores fail to remit the net sales proceeds for a substantial period of time or during the fourth quarter of our fiscal year due to financial instability, insolvency or otherwise, this could have a material adverse impact on our liquidity.

     WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

     In 2004, merchandise obtained by us from our five largest vendors generated approximately 31% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. There can be no assurances that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY AND RAPIDLY RESPOND TO
FASHION TRENDS.

     The jewelry industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends.

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR BUSINESS OR INCREASE THE
NUMBER OF DEPARTMENTS WE OPERATE.

     A significant portion of our growth in sales and income from operations in recent years has resulted from our ability to obtain licenses to operate departments in new host store groups and the addition of new departments in existing host store groups. We cannot predict the number of departments we will operate in the future or whether our expansion, if any, will be at levels comparable to that experienced to date. In a few cases, we are subject to limitations under our license agreements which prohibit us from operating departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles) without the host store's permission. Such limitations restrict us from further expansion within areas where we currently operate departments, including expansion through possible acquisitions. If we cannot obtain required consents, we will be limited in our ability to expand further in areas near our existing host stores.

     WE COULD BE MATERIALLY ADVERSELY AFFECTED IF OUR DISTRIBUTION OPERATIONS
ARE DISRUPTED.

     We operate a central distribution facility and we do not have other facilities to support our distribution needs. As a result, if this distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times associated with the distribution of merchandise to our stores during the time it takes to reopen or replace the facility.

     WE ARE HEAVILY DEPENDENT ON OUR MANAGEMENT INFORMATION SYSTEMS.

     The efficient operation of our business is heavily dependent on our fully-integrated management information systems. In particular, we rely on our inventory and merchandising control system, which allows us to make better decisions in the allocation and distribution of our merchandise. Our business and operations could be materially and adversely affected if our systems were inoperable or inaccessible or if we were not able, for any reason, to successfully restore our systems and fully execute our disaster recovery plan.

     WE DEPEND ON KEY PERSONNEL.

     Our success depends to a significant extent upon our ability to retain key personnel, particularly Arthur E. Reiner, our Chairman and Chief Executive
Officer. The loss of Mr. Reiner's services or one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

     OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

     We currently have a significant amount of debt. As of January 29, 2005, we had $200.0 million of debt outstanding (not including $11.7 million in letters of credit under our $225.0 million revolving credit facility). In 2004, our average revolver balance was $50.6 million and we peaked in usage at $99.8 million. In addition, as of January 29, 2005, the value of gold outstanding under the Gold Consignment Agreement totaled $49.8 million. Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

     THE TERMS OF OUR DEBT INSTRUMENTS AND OTHER OBLIGATIONS IMPOSE FINANCIAL
AND OPERATING RESTRICTIONS.

     Our Revolving Credit Agreement, Gold Consignment Agreement and the
indenture relating to the New Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments.

     THE FUTURE IMPACT OF LEGAL AND REGULATORY ISSUES IS UNKNOWN.

     Our business is subject to government laws and regulations including, but not limited to, employment laws and regulations, state advertising regulations, quality standards imposed by federal law, and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. In addition, the future impact of litigation arising in the ordinary course of business may have an adverse effect on the financial results or reputation of the company.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Securities and Exchange Commission (the
"Commission").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for
2004, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $0.5 million in 2004. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in
Note 5 of Notes to Consolidated Financial Statements.

     COMMODITY RISK

     We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of January 29,
2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million. The fair value of gold under such contracts was $15.8 million at January 29, 2005. These contracts have settlement dates ranging from March 31, 2005 to September 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----

Report of Independent Registered Public Accounting Firm......................................................F-2

Consolidated Statements of Operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.....................................................................................F-3

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004......................................F-4

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
    for the years ended January 29, 2005, January 31, 2004 and February 1, 2003..............................F-5

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.....................................................................................F-6

Notes to Consolidated Financial Statements for the years ended January 29, 2005, January 31, 2004 and February 1, 2003....................................................................................F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial
Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission. Based on our evaluation under the framework in Internal
Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte &
Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

DISCLOSURE CONTROLS AND PROCEDURES

     Finlay Jewelry's management, with the participation of its CEO and CFO, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Finlay Jewelry's management, with the participation of Finlay Jewelry's CEO and CFO, also conducted an evaluation of Finlay Jewelry's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, Finlay
Jewelry's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended January 29, 2005.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Finlay Jewelry have been detected. Finlay Jewelry conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Finlay Fine Jewelry Corporation:

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting, that Finlay
Fine Jewelry Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission. The Company's
management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in

accordance with authorizations of management and directors of the company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and our report dated April 11, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in method of determining price indices used in the valuation of LIFO inventories in 2004 and the Company's change in method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force Issue No. 02-16.

DELOITTE & TOUCHE LLP

New York, New York
April 11, 2005

ITEM 9B. OTHER INFORMATION
         -----------------

     None.

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

                 NAME         AGE                    POSITION
---------------------------  -------  ------------------------------------------
Arthur E. Reiner...........    64     Chairman of the Board, President and Chief
                                      Executive Officer of the Holding Company,
                                      Chairman and Chief Executive Officer of
                                      Finlay Jewelry and Director
Joseph M. Melvin...........    54     Executive Vice President and Chief
                                      Operating Officer of the Holding Company
                                      and President and Chief Operating Officer
                                      of Finlay Jewelry
Leslie A. Philip...........    58     Executive Vice President and Chief
                                      Merchandising Officer of the Holding
                                      Company and Finlay Jewelry
Edward J. Stein............    60     Senior Vice President and Director of
                                      Stores of Finlay Jewelry
Bruce E. Zurlnick..........    53     Senior Vice President, Treasurer and Chief
                                      Financial Officer of the Holding Company
                                      and Finlay Jewelry
David B. Cornstein.........    66     Director
Rohit M. Desai.............    66     Director
Michael Goldstein..........    63     Director
John D. Kerin..............    66     Director
Richard E. Kroon...........    61     Director
Ellen R. Levine............    61     Director
Norman S. Matthews.........    72     Director
Thomas M. Murnane..........    58     Director

     See information under the caption "Certain Relationships and Related
Transactions-Stockholders' Agreement"

     Under the Holding Company's Restated Certificate of Incorporation, the
Holding Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai,
Goldstein and Murnane are Class I directors; Messrs. Cornstein, Kerin and Reiner are Class II directors; and Messrs. Matthews and Kroon and Ms. Levine are Class
III directors. The terms of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2005, 2006 and 2007, respectively. Officers serve at the discretion of the Board of Directors.

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
Reiner is also a director of New York & Company, Inc.

     JOSEPH M. MELVIN was appointed as Executive Vice President and Chief
Operating Officer of the Holding Company and President and Chief Operating
Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr.
Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman and Chief Operating Officer of Filene's (a division of May).

     LESLIE A. PHILIP has been Executive Vice President and Chief Merchandising
Officer of the Holding Company and Finlay Jewelry since May 1997. From May 1995 to May 1997, Ms. Philip was Executive Vice President--Merchandising and Sales
Promotion of Finlay Jewelry. From 1993 to May 1995, Ms. Philip was Senior Vice
President--Advertising and Sales Promotion of Macy's, and from 1988 to 1993, Ms.
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
Desai serves as a director of SITEL Corporation, Triton PCS and Independence
Community Bank Corp.

     MICHAEL GOLDSTEIN has been a director of the Holding Company and Finlay
Jewelry since May 1999. Mr. Goldstein has been Chairman of the Toys "R" Us
Children's Fund, Inc. since June 2001. Mr. Goldstein was Chairman of the Board of Toys "R" Us, Inc. from February 1998 to June 2001. From February 1994 to
February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive

Officer of Toys "R" Us, Inc., and served as acting Chief Executive Officer from
August 1999 to January 14, 2000. Mr. Goldstein is also a director of United
Retail Group Inc., 4Kids Entertainment, Inc., Medco Health Solutions, Inc.,
Pacific Sunwear of California, Inc. and Martha Stewart Living Omnimedia, Inc.

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

     RICHARD E. KROON was elected as a director of the Holding Company and
Finlay Jewelry in 2003. Mr. Kroon retired in July 2001 as chairman of the Sprout
Group Venture Capital Fund (a venture capital affiliate of Credit Suisse First
Boston), where he had served as Chairman since April 2000 and where he served as
Managing Partner from March 1981 to April 2000. Mr. Kroon is also a director of
Cohen & Steers REIT and Preferred Income Fund Inc.

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

CODES OF ETHICS

     The Holding Company has adopted Codes of Ethics that apply to all of its directors and employees including, without limitation, its CEO, its CFO and all of its employees performing financial or accounting functions. The Holding
Company's Codes of Ethics are posted on its web-site, www.finlayenterprises.com under the heading "Governance" and are incorporated by reference as an exhibit to this Form 10-K. The Holding Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Ethics by posting such information on its website at the location specified above. The Holding Company will provide to any person without charge, upon request addressed to the Corporate Secretary at
Finlay Fine Jewelry Corporation, 529 Fifth Avenue, New York, N.Y. 10017, a copy
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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation in 2004, 2003 and 2002 of Finlay's Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or
Finlay Jewelry (collectively, the "Named Executive Officers").

                                                     ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                      ----------------------------------------------- ---------------------------
                                                                                                      NUMBER OF
                                                                                      RESTRICTED     SECURITIES
      NAME AND PRINCIPAL                                               OTHER ANNUAL     STOCK         UNDERLYING       ALL OTHER
           POSITION                   YEAR      SALARY     BONUSES   COMPENSATION (1)   AWARDS       OPTIONS/SARS  COMPENSATION (2)
           --------                   ----      ------     -------   ----------------   ------       ------------  ----------------

ARTHUR E. REINER                      2004   $1,005,000     $478,782     $24,124      $   --               --         $44,882(3)
  Chairman, President                 2003      970,000      597,520      16,775       773,500(3)        50,000        37,596(3)
  and Chief Executive                 2002      935,000      521,169      18,343          --               --          35,332(3)
  Officer of the Holding
  Company and Chairman
  and Chief Executive
  Officer of Finlay Jewelry
JOSEPH M. MELVIN                      2004   $  437,056     $215,556        --        $ 96,750(4)         5,000       $ 9,340
  Executive Vice President            2003      422,056      259,986        --          75,700(5)         5,000         9,340
  and Chief Operating                 2002      407,057      226,893        --            --               --           8,895
  Officer of the Holding
  Company and President
  and Chief Operating
  Officer of Finlay Jewelry
LESLIE A. PHILIP                      2004   $  456,690     $225,240        --        $ 96,750(6)         5,000       $ 9,340
  Executive Vice President            2003      441,690      272,081        --          75,700(7)         5,000         9,340
  and Chief Merchandising             2002      426,690      237,837        --            --               --           8,895
  Officer of the Holding
  Company and
  Finlay Jewelry
EDWARD J. STEIN                       2004   $  380,056     $187,444        --        $ 48,375(8)         2,500       $ 9,340
  Senior Vice President and           2003      370,056      227,954        --          37,850(9)         2,500         9,340
  Director of Stores                  2002      360,055      200,695        --            --               --           8,895
   of Finlay Jewelry
BRUCE E. ZURLNICK                     2004   $  295,000     $145,494        --        $ 48,375(10)        2,500       $ 9,340
  Senior Vice President,              2003      285,000      180,834        --          37,850(11)        2,500         9,340
  Treasurer and Chief                 2002      275,000      153,285        --            --               --           8,895
  Financial Officer of the
  Holding Company and
  Finlay Jewelry

----------
     (1)  Represents tax equalization payments made in connection with life insurance premiums paid by Finlay on behalf of the Named Executive
          Officers.

     (2)  Includes for each Named Executive Officer the sum of the following amounts earned in 2004, 2003 and 2002 for such Named Executive
          Officer:

                                                                     LIFE           RETIREMENT       MEDICAL
                                                                  INSURANCE (a)    BENEFITS (b)    BENEFITS (c)
                                                                 --------------    ------------    ------------

    Arthur E. Reiner.................................     2004       $28,376           $6,500           $  --
                                                          2003        20,176            6,500              --
                                                          2002        20,176            5,525              --

    Joseph M. Melvin.................................     2004       $  --             $6,500           $2,840
                                                          2003          --              6,500            2,840
                                                          2002          --              5,525            3,370

    Leslie A. Philip.................................     2004       $  --             $6,500           $2,840
                                                          2003          --              6,500            2,840
                                                          2002          --              5,525            3,370

    Edward J. Stein..................................     2004       $  --             $6,500           $2,840
                                                          2003          --              6,500            2,840
                                                          2002          --              5,525            3,370

    Bruce E. Zurlnick................................     2004       $  --             $6,500           $2,840
                                                          2003          --              6,500            2,840
                                                          2002          --              5,525            3,370

          (a)  Insurance premiums paid by us with respect to life insurance for the benefit of the Named Executive Officer.

          (b)  The dollar amount of all matching contributions and profit sharing contributions under our 401(k) profit sharing plan allocated to the account of the Named Executive Officer.

          (c)  The insurance premiums paid in respect of the Named Executive
               Officer under our Executive Medical Benefits Plan.

     (3)  Included in the other compensation set forth in Note 2 above, are taxable auto allowances and employer provided travel of $10,006,
          $10,920 and $9,631 for 2004, 2003 and 2002, respectively. The value of the 50,000 shares of restricted stock of the Holding Company issued to
          Mr. Reiner in August 2003, is based on the closing prices on the dates of issuance. At January 29, 2005, Mr. Reiner owned 100,000 shares of restricted stock, subject to vesting, having an aggregate market value at such date of $1,700,000 and 50,000 shares of restricted stock, subject to vesting, having an aggregate market value at such date of
          $850,000. To the extent dividends are paid on the Holding Company's
          Common Stock generally, dividends would be paid on the restricted stock. See "--Employment and Other Agreements and Change of Control
          Arrangements".

     (4)  The value of the 5,000 shares of restricted stock awarded to Mr.
          Melvin in April 2004, which shares are to be received by him upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 29,
          2005, such shares would have had an aggregate market value of $85,000.
          To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (5)  The value of the 5,000 shares of restricted stock awarded to Mr.
          Melvin in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding
          Company, is based on the closing price on the date of the award. At
          January 29, 2005, such shares would have had an aggregate market value of $85,000. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (6)  The value of the 5,000 shares of restricted stock awarded to Ms.
          Philip in April 2004, which shares are to be received by her upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances), if she is then employed by the Holding
          Company, is based on the closing price on the date of the award. At
          January 29, 2005, such shares would have had an aggregate market value of $85,000. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (7)  The value of the 5,000 shares of restricted stock awarded to Ms.
          Philip in October 2003, which shares are to be received by her upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if she is then employed by the Holding
          Company, is based on the closing price on the date of the award. At
          January 29, 2005, such shares would have had an aggregate market value of $85,000. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (8)  The value of 2,500 shares of restricted stock awarded to Mr. Stein in
          April 2004, which shares are to be received by him upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 29, 2005, such shares would have had an aggregate market value of $42,500. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (9)  The value of the 2,500 shares of restricted stock awarded to Mr. Stein in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding
          Company, is based on the closing price on the date of the award. At
          January 29, 2005, such shares would have had an aggregate market value of $42,500. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (10) The value of 2,500 shares of restricted stock awarded to Mr. Zurlnick in April 2004, which shares are to be received by him upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if he is then employed by the Holding Company, is based on the closing price on the date of the award. At January 29, 2005, such shares would have had an aggregate market value of $42,500. To the extent any dividend or other distribution is made in the form of shares of Common Stock, the number of shares to be received shall be adjusted by the Holding Company in such manner as it deems equitable.

     (11) The value of the 2,500 shares of restricted stock awarded to Mr.
          Zurlnick in October 2003, which shares are to be received by him upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if he is then employed by the Holding
          Company, is based on the closing price on the date of the award. At
          January 29, 2005, such shares would have had an aggregate market value of $42,500. To the extent any dividend or other distribution is made
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
Reiner, see "--Employment and Other Agreements and Change of Control
Arrangements".

LONG-TERM INCENTIVE PLANS

     The Holding Company has long-term incentive plans for which restricted it has reserved a total of 2,582,596 shares of Common Stock for issuance in connection with awards of stock and options under such plans. Of this total,
732,596 shares of Common Stock have been reserved for issuance under the Holding
Company's Long Term Incentive Plan (the "1993 Plan"), of which 510,111 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 161,219 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 61,266 shares of Common Stock are available for future grants under the 1993 Plan. In 1997, the Holding Company's
Board of Directors and stockholders approved the Holding Company's 1997 Long
Term Incentive Plan (as amended, the "1997 Plan" and, together with the 1993
Plan, the "Incentive Plans"), which was intended to supplement the 1993 Plan.
The 1997 Plan is similar to the 1993 Plan and provides for the grant of the same types of awards as are available under the 1993 Plan. The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,850,000.
Of this total, 294,494 shares have been issued to date in connection with exercises of options granted under the 1997 Plan, 156,000 shares have been issued to date in connection with restricted stock arrangements and 896,415 shares are reserved for issuance upon exercise of currently outstanding options and 323,710 shares are reserved for issuance in connection with purchases and awards under the Executive Plan and the Director Plan (as defined below) and awards of restricted stock. The remaining 335,381 shares of Common Stock are available for future grants under the 1997 Plan.

     In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan (the "Executive Plan") and the Director
Deferred Compensation and Stock Purchase Plan (the "Director Plan" and
collectively with the Executive Plan, the "RSU Plans"), which were approved by the Holding Company's stockholders in June 2003. In addition to giving the
Holding Company the ability to make stock-based awards to current or future key executives and directors under the RSU Plans, the Holding Company believes that the RSU Plans create a means to provide deferred compensation to such selected individuals and to raise the level of stock ownership in the Holding Company by such executives and directors thereby strengthening the mutuality of interests between them and the Holding Company's stockholders. Under the RSU Plans, which are administered by the Compensation Committees of the Holding Company and
Finlay Jewelry, key executives of Finlay and the non-employee directors are eligible to receive restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the
RSU Plans, as more fully described below. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding
Company. As of January 29, 2005, 98,422 RSUs were awarded and purchased under the RSU Plans and thereafter an additional 5,538 RSUs have been awarded and purchased. The shares of Common Stock to be issued under the RSU Plans will be funded solely by the shares of Common Stock already available for issuance under the Incentive Plans.

     The Incentive Plans, which are administered by the Compensation Committees of the Holding Company and Finlay Jewelry, permit the Holding Company to grant to key employees, consultants and directors of the Holding Company and its and their subsidiaries, the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the RSU Plans, subject to such terms and conditions as the Holding Company's Compensation Committee shall determine; (v)
performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company's Compensation
Committee; or (vi) any combination of

the foregoing. The 1997 Plan provides, however, that no participant may be granted, during any fiscal year, options or other awards relating to more than
200,000 shares of Common Stock.

     Under the Incentive Plans, the Holding Company may grant stock options which are either "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the
"Code"), or non-incentive stock options ("Non-incentive Options"). Incentive
Options are designed to result in beneficial tax treatment to the optionee, but will not entitle the Holding Company to a tax deduction. Nonincentive Options will not give the optionee the tax benefits of Incentive Options, but generally will entitle the Holding Company to a tax deduction when and to the extent income is recognized by the optionee.

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

     Various vesting schedules have been utilized by Finlay. Finlay's grants typically contain transfer and certain other restrictions and provide that options not vested may expire in the event of termination of employment under certain circumstances. In addition, (i) if an optionee's employment is terminated for cause, such optionee's options will terminate immediately, (ii)
if an optionee's employment is terminated due to death, "disability" or
"retirement" (each as defined in the Incentive Plans), such optionee's options become fully vested and exercisable for a specific period following termination and (iii) if an optionee's employment is terminated for any other reason, such optionee's options remain exercisable to the extent vested for a specific period following termination.

     The Incentive Plans may be amended or terminated by the Board of Directors at any time, but no such termination or amendment may, without the consent of a participant, adversely affect the participant's rights with respect to previously granted awards.

     Key executives of Finlay are eligible to purchase RSUs under the Executive
Plan. Eligibility under the Executive Plan is determined by the Compensation
Committees of the Holding Company and Finlay Jewelry, in their sole discretion.
Any director of the Holding Company who is not an active employee of the Holding
Company or any of its and their subsidiaries who is selected to receive retainer fees by the Compensation Committees of the Holding Company and Finlay Jewelry is
eligible to purchase RSUs under the Director Plan.

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

     Participant RSUs are fully vested at all times. Matching RSUs under the
Executive Plan vest three years after the applicable award date, provided the participant is continuously employed by the Holding Company or a subsidiary from the award date through the applicable vesting date. In the event a participant's employment is terminated for any reason (other than by the Holding Company without "cause" or as a result of death, "disability," "retirement" or a "change in control" (as each such term is defined in the Executive Plan)) prior to the applicable vesting date, all unvested matching RSUs will be forfeited.
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

     For each participant RSU, a participant will receive one share of Common
Stock (and cash in lieu of fractional shares) as soon as practicable following the earlier of: (i) a participant's termination of employment or directorship or
(ii) the expiration of the deferral period elected by the participant (i.e., three, five or seven years after an award date, or as extended or terminated early in accordance with the applicable RSU Plans).

     For each vested matching RSU, a participant will receive one share of
Common Stock (and cash in lieu of fractional shares) as soon as practicable following the earlier of: (i) a participant's termination of employment or directorship or (ii) the expiration of the deferral period elected by the participant, provided that if a participant's employment or directorship is terminated for any reason other than due to death, "disability", or a "change in control" or a termination of the RSU Plan, each vested matching RSU in a participant's account will be distributed twelve months after such termination.

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

     The Holding Company has the right to amend or terminate the RSU Plans at any time, by action of its Board of Directors or its Compensation Committee,
provided that no such action will adversely affect a participant's rights under such RSU Plan with respect to RSUs purchased or awarded and vested before the date of such action. No amendment will be effective unless approved by the stockholders of the Holding Company if stockholder approval of such amendment is required to comply with any applicable law, regulation or stock exchange rule.

     In July 2004, the Board of Directors of the Holding Company, upon the recommendation of the Compensation Committee, adopted, subject to stockholder approval, an amendment to the 1997 Plan as described below to allow for awards based on performance to be deductible under Section 162(m) of the Code. The amendment was approved by stockholders in September 2004. Compliance with the requirements of Section 162(m) would enable the Holding Company to deduct compensation associated with awards under the plan which qualifies as
"performance-based" for purposes of Section 162(m) of the Code.

     If the Compensation Committee determines, at the time an award is granted to a participant who is then an officer, that such participant is, or is likely to be as of the end of the taxable year in which the Holding Company would ordinarily claim a tax deduction in connection with such award, a covered employee (as defined below), then the Compensation Committee may provide that the distribution of cash, shares or other property pursuant to the 1997 Plan shall be subject to the achievement of one or more objective performance goals established by the Compensation Committee, which shall be based on the attainment of specified levels of one or any variation or combination of the following: revenues, net revenues, cost reductions and savings, operating income, income before taxes, net income, adjusted net income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share, adjusted earnings per share, operating margins, stock price, working capital measures, return on assets, return on revenues or productivity, return on equity, return on invested capital, cash flow measures, market share, stockholder return or economic value added. In addition, the Compensation
Committee may establish, as an additional performance measure, the attainment by a participant in the 1997 Plan of one or more personal objectives and/or goals that the Compensation Committee deems appropriate, including but not limited to implementation of Holding Company policies, negotiations of significant corporate transactions, development of long-term business goals or strategic plans for the Holding Company, or exercise of specific areas of managerial responsibility. The Compensation Committee will not have discretion to increase awards over the level determined by application of the performance goal formula(s) and will be required to certify, prior to payment, that the performance goals underlying the awards have been satisfied. The performance goals set by the Compensation Committee may be expressed on an absolute and/or relative basis, may include comparisons with past performance of the Holding
Company (including one or more divisions, if any) and/or the current or past performance of other companies. The performance goals shall be set by the
Compensation Committee within the time period prescribed by, and shall otherwise comply with the requirements of, Section 162(m) of the Code, or any successor provision thereto, and the regulations thereunder.

     The measures used in performance goals set under the 1997 Plan shall be determined in a manner consistent with generally accepted accounting principles
("GAAP") and in a manner consistent with the methods of reporting used in the
Holding Company's Annual Reports on Form 10-K and Quarterly Reports on Form
10-Q, without regard, however, to special, unusual or non-recurring items or events, items related to the disposal or acquisition of business, or to changes in accounting principles or law, except as may otherwise be determined by the
Compensation Committee. To the extent that any objective performance goals are expressed using any earnings or revenue-based measures that require deviations from GAAP, such deviations will be at the discretion of the Compensation
Committee.

CASH BONUS PLAN

     Under Section 162(m) of the Code, the Holding Company's Federal income tax deductions for certain compensation paid to designated executives is limited to
$1 million per taxable year. Section 162(m) denies to a publicly held corporation a deduction, in determining its taxable income, for "covered compensation" in excess of $1 million paid in any taxable year to those individuals who, at the end of the taxable year, are "covered employees"
(defined to mean the Holding Company's Chief Executive Officer and other Holding
Company employees whose total compensation for the taxable year is required to be reported to stockholders under the Exchange Act), by reason of such employees being among the four highest compensated officers for the taxable year, other than the Chief Executive Officer). "Covered compensation" does not include amounts payable upon the attainment of performance goals established by a committee of outside directors if the material terms of the performance goals are to be approved by the stockholders.

     In July 2004, the Board of Directors of the Holding Company, upon the recommendation of the Compensation Committee, adopted, subject to stockholder approval, the Finlay Enterprises, Inc. 2004 Cash Bonus Plan (the "Cash Bonus
Plan") so as to qualify bonuses paid under the Cash Bonus Plan as
"performance-based" for purposes of Section 162(m) of the Code. The Cash Bonus
Plan is intended to provide annual incentives to certain senior executive officers in a manner designed to reinforce the Holding Company's performance goals; to link a significant portion of participants' compensation to the achievement of such goals; and to continue to attract, motivate and retain key executives on a competitive basis, while seeking to preserve for the benefit of the Holding Company, to the extent practicable, the associated Federal income tax deduction for payments of qualified "performance-based" compensation. The
Cash Bonus Plan was approved by stockholders in September 2004. Under the Cash
Bonus Plan, the Compensation Committee will be able to pay cash bonuses which would qualify as performance-based compensation under the Code.

     The participants in the Cash Bonus Plan will be those key executives who are designated by the Compensation Committee to participate in the Cash Bonus
Plan from time to time. The Compensation Committee reserves the right to establish alternative incentive compensation arrangements for otherwise eligible executives if it determines that it would be in the best interests of the
Holding Company and its stockholders to do so, even if the result is a loss of deductibility for certain compensation payments.

     Specific performance goals for participating executives will be selected from among the business criteria described below. These goals must be established for each participant by the Compensation Committee prior to the 91st day of each performance period, but no later than the expiration of the first
25% of a performance period having a duration of less than one year for determining the participant's business criteria target.

     Under the Cash Bonus Plan, the Compensation Committee must set one or more objective performance goals for each participant, using one or more such goals established by the Compensation Committee, which shall be based on the attainment of specified levels of one or any variation or combination of the following: revenues, net revenues, cost reductions and savings, operating income, income before taxes, net income, EBITDA, adjusted net income, earnings per share, adjusted earnings per share, operating margins, stock price, working capital measures, return on assets, return on revenues or productivitiy, return on equity, return on invested capital, cash flow measures, market share, stockholder return or economic value added. In addition, the Compensation
Committee may establish, as an additional performance measure, the attainment by a participant in the Cash Bonus Plan of one or more personal objectives and/or goals that the Compensation Committee deems appropriate, including but not limited to implementation of Holding Company policies, negotiation of significant corporate transactions, development of long-term business goals or strategic plans for the Holding Company, or the exercise of specific areas of managerial responsibility. The Compensation Committee will not have discretion to increase bonus amounts over the level determined by application of the performance goal formula(s) and will be required to certify, prior to payment, that the performance goals underlying the bonus payments have been satisfied.
The performance goals set by the Compensation Committee may be expressed on an absolute and/or relative basis, and may include comparisons with the past performance of the Holding Company (including one or more divisions thereof, if any) and/or the current or past performance of other companies.

     The measures used in performance goals set under the Cash Bonus Plan shall be determined in a manner consistent with GAAP and in a manner consistent with the methods of reporting used in the Holding Company's Annual Reports on Form
10-K and Quarterly Reports on Form 10-Q, without regard, however, to special, unusual or non-recurring items or events, items related to the disposal or acquisition of a business or to changes in accounting principles or law, except as may otherwise be determined by the Compensation Committee. To the extent that any objective performance goals are expressed using any earnings or revenue-based measures that require deviations from GAAP, such deviations will be at the discretion of the Compensation Committee.

     In general, the benefits under the Cash Bonus Plan will consist of a cash bonus payable to participants provided the performance goals established by the
Compensation Committee are met (and, if met, the extent to which such goals are met.) The bonus opportunity for each participant under the Cash Bonus Plan each performance period will be related by a specific formula to the participant's base salary at the start of such performance period, provided that the maximum bonus paid under the plan to any individual in respect of any fiscal year shall not exceed $2 million.

     The Cash Bonus Plan will be administered by the Compensation Committee, which at all times shall be composed solely of at least two directors who are
"outside directors" within the meaning of Section 162(m). All determinations of the Compensation Committee with respect to the Cash Bonus Plan will be in its discretion and be binding. The expenses of administering the Cash Bonus PLan will be borne by the Holding Company.

     The Board of Directors may at any time terminate or suspend the Cash Bonus
Plan or revise it in any respect, provided that (i) no amendment shall be made which would cause bonuses payable under the plan to fail to qualify for the exemption from the limitations of Section 162(m) of the Code and (ii) no such action shall adversely affect a participant's rights under the Cash Bonus Plan with respect to bonus arrangements agreed to by the Holding Company and the participant, pursuant to a written agreement or otherwise, before the date of such action, without the consent of the participant.

OPTION/SAR GRANTS IN 2004/LONG-TERM INCENTIVE PLAN AWARDS IN 2004

     There were no options granted or stock appreciation rights issued, or any long-term incentive plan awards, by the Holding Company in 2004 to the Named
Executive Officers.

CERTAIN INFORMATION CONCERNING STOCK OPTIONS/SARS

     The following table sets forth certain information with respect to stock options exercised in 2004 as well as the value of stock options at the fiscal year end. No stock appreciation rights were exercised during 2004.

AGGREGATED OPTION/SAR EXERCISES IN 2004 AND FISCAL YEAR-END OPTION SAR VALUE

                                                                    NUMBER OF
                                                                   SECURITIES             VALUE OF
                                                                   UNDERLYING            UNEXERCISED
                                                                   UNEXERCISED          IN-THE-MONEY
                                                                  OPTIONS/SARS         OPTIONS/SARS AT
                                       SHARES                      AT YEAR-END           YEAR-END ($)
                                      ACQUIRED       VALUE        EXERCISABLE/           EXERCISABLE/
               NAME                  ON EXERCISE   REALIZED       UNEXERCISABLE      UNEXERCISABLE (1)(2)
               ----                  -----------   --------       -------------      --------------------

Arthur E. Reiner................       74,632      $625,938      416,000 /44,000    $1,618,235 / $323,800
Joseph M. Melvin................       18,000      $219,960      112,200 /14,800    $  510,440 / $124,460
Leslie A. Philip................       43,333      $348,581      124,667 /22,000    $  686,634 / $184,700
Edward J. Stein.................        8,333      $ 95,330      59,667 /  8,000    $  393,449 / $ 68,200
Bruce E. Zurlnick...............        3,333      $ 38,230      31,000 /  7,000    $  210,925 / $ 63,950

----------
(1)  The value of Unexercised In-the-Money Options/SARs represents the aggregate amount of the excess of $17.00, the closing price for a share of Common
     Stock at year end, over the relevant exercise price of all "in-the-money"
     options.

(2)  The options granted under the 1997 Plan generally vest over periods of up to five years. Other vesting schedules have also been utilized by Finlay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of each of the Holding Company and Finlay Jewelry have established a Compensation Committee. The Compensation Committee of each of the Board of Directors of the Holding Company and Finlay Jewelry is presently comprised of Norman S. Matthews, Michael Goldstein, John D. Kerin and Ellen R.
Levine. All decisions with respect to executive compensation and benefit plans involving employees of the Holding Company and Finlay Jewelry are currently made by the Compensation Committee. None of the present members of either
Compensation Committee were, at any time, an officer or employee of the Holding
Company or any of its subsidiaries and no "compensation committee interlocks"
existed during 2004.

EMPLOYMENT AND OTHER AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     In 2004, the Holding Company entered into an employment agreement with Mr.
Reiner pursuant to which he is serving as Chairman of the Board, President and
Chief Executive Officer of the Holding Company.

     Pursuant to the new employment agreement, Mr. Reiner will continue to serve as Chairman, President and Chief Executive Officer of the Holding Company and
Chairman and Chief Executive Officer of Finlay Jewelry for a period commencing on January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The employment agreement provides for the payment of an initial annual base salary of
$1,005,000. In addition to his annual base salary, Mr. Reiner is entitled to receive cash incentive compensation ("Cash Incentive Compensation") and stock incentive compensation ("Stock Incentive Compensation" and collectively with the
Cash Incentive Compensation, the "Incentive Compensation") based on the attainment of financial objectives developed by senior management and approved by the Holding Company's Board of Directors.

     Commencing with the 2005 fiscal year, the target amount of Cash Incentive
Compensation shall be based on the base salary for such year and, if EBITA (as defined in the employment agreement) in any fiscal year is 80% of the Target
Level (as defined in the employment agreement) for such fiscal year, the Cash
Incentive Compensation shall be 33.333% of the Target Cash Incentive Amount (as defined in the employment agreement). If EBITA exceeds 80% of the Target Level, the percentage of the Target Cash Incentive Amount payable in respect of such fiscal year shall increase 3.333% for each percentage point by which EBITA in such fiscal year exceeds 80% of the Target Level. If EBITA levels exceed 100% of the target, the Cash Incentive Compensation can exceed the base salary.

     Additionally, commencing with the 2005 fiscal year, the maximum amount of
Stock Incentive Compensation payable in respect of any fiscal year during the employment term shall be that number of restricted shares of Common Stock of the
Holding Company ("Restricted Stock") having an aggregate fair market value (as defined) nearest to $400,000 ("Target Stock Incentive Amount"), with the actual amount to be based on whether the specified EBITA levels are met for such year.
If EBITA in any fiscal year is 80% of the Target Level for such fiscal year, the
Stock Incentive Compensation payable in respect of such fiscal year shall be
33.333% of the Target Stock Incentive Amount. If EBITA exceeds 80% of the Target
Level, the percentage of the Target Stock Incentive Amount payable in respect of such fiscal year shall increase 3.333% for each percentage point by which EBITA in such fiscal year exceeds 80% of the Target Level. Commencing with the 2005 fiscal year, Mr. Reiner shall also be entitled to receive, for each fiscal year during the employment term, in addition to the Stock Incentive Compensation, shares of Restricted Stock having an aggregate market value (as defined) nearest to $500,000 ("Restricted Stock Time-Based Bonus"). Under the employment agreement, Mr. Reiner is also entitled to certain insurance and other ancillary benefits.

     If, at the scheduled or, under specified circumstances, earlier expiration of the employment term, Mr. Reiner and the Holding Company cannot agree upon the terms to continue Mr. Reiner's employment, or if his employment is terminated without "cause" or by Mr. Reiner for "good reason" (as such terms are defined in the employment agreement), he would be entitled to receive, in addition to other payments and benefits under the employment agreement, a severance payment in an amount equal to one year's base salary plus the amount of Cash Incentive
Compensation for the most recently completed fiscal year, which shall not be less than one year's base salary ("Severance Amount").

     Mr. Reiner's employment agreement provides that if his employment is terminated prior to a "change of control" (as defined in the employment agreement) either by the Holding Company without "cause" or by Mr. Reiner for
"good reason," Mr. Reiner will continue to receive his base salary for the balance of the term and Incentive Compensation (calculated as though 110% of the
Target Level were achieved) as if such termination had not occurred. Mr. Reiner will also be entitled to receive, on the date of termination, all of the
Restricted Stock Time-Based Bonus, plus the Severance Amount and insurance and other benefits.

     In the event Mr. Reiner's employment is terminated by the Holding Company without "cause" or by Mr. Reiner for "good reason" and coincident with or following a "change of control," Mr. Reiner shall be entitled to a lump sum payment equal to 299% of his "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986), subject to certain restrictions, and all of the Restricted Stock issuable under the terms of the employment agreement. In the event that Mr. Reiner voluntarily terminates his employment within one year following a "change of control" in connection with which the acquirer did not expressly assume Mr. Reiner's agreement and extend its term so the unexpired portion is not less than

three years, or otherwise offers Mr. Reiner a contract on terms no less favorable than those provided under the agreement providing for a term of at least three years, he will be entitled to a payment equal to 299% of the "base amount."

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

     For information relating to the awards of restricted stock in October 2003 and April 2004 under the 1997 Plan to Mr. Melvin, Leslie A. Philip, Executive
Vice President and Chief Merchandising Officer of the Holding Company and Finlay
Jewelry, Edward J. Stein, Senior Vice President and Director of Stores of Finlay
Jewelry and Bruce E. Zurlnick, Senior Vice President, Treasurer and Chief
Financial Officer of the Holding Company and Finlay Jewelry, which stock will be issued in September 2007 and April 2006, respectively, (or an earlier vesting date under certain circumstances, including a change of control (as defined in such plan) so long as the respective officers are then employed by Finlay, see
-- Summary Compensation Table" and "Item 12. Security Ownership of Certain
Beneficial Owners and Management and Related Stockholder Matters" including, "--
Equity Compensation Plan Table".

DIRECTORS' COMPENSATION

     Directors of Finlay Jewelry, who are employees, receive no additional compensation for serving as members of the Board.

     For serving as a director of the Holding Company and Finlay Jewelry during
2004, each non-employee director received aggregate compensation at the rate of
$25,000 per year plus $1,000 for each meeting of the Board and each committee meeting attended in person, and $500 for each meeting attended by conference telephone call, with the chairman of the Audit Committee receiving an aggregate annual fee at the rate of $6,000 and the chairmen for the Compensation and
Nominating and Corporate Governance committees receiving an aggregate annual fee at the rate of $3,000 each.

     Commencing in August 2003, each non-employee director was allowed to elect, under the Holding Company's Director Deferred Compensation and Stock Purchase
Plan, to defer 100% of his or her eligible director fees that would otherwise be paid in cash and receive restricted stock units (i.e., RSUs). The participant
RSUs are awarded and credited to a director participant's account quarterly in an amount based on a formula which divides the cash amount deferred by the fair market value of a share of Common Stock on the award date. On each award date, the Company will credit a participant's account with one matching RSU for each participant RSU purchased by the director. The following non-employee directors own RSUs in the amounts set forth below:

                                   Participant RSUs   Matching RSUs(1)
                                   ----------------   ----------------
        Rohit M. Desai                    2,527              2,527
        Norman S. Matthews                2,831              2,831
        Michael Goldstein                 3,134              3,134
        John D. Kerin                     2,527              2,527
        Richard E. Kroon                  2,527              2,527
        Ellen R. Levine                   1,711              1,711
        Thomas M. Murnane                 2,733              2,733

----------
(1)  The matching RSUs include vested and unvested RSUs.

     The number of RSUs owned by each such director includes the following amounts of RSUs acquired during 2004: Mr. Desai: 1,341 participant RSUs and
1,341 matching RSUs; Mr. Matthews: 1,502 participant RSUs and 1,502 matching
RSUs; Mr. Goldstein: 1,663 participant RSUs and 1,663 matching RSUs; Mr. Kerin:
1,341 participant RSUs and 1,341 matching RSUs; Mr. Kroon: 1,341 participant
RSUs and 1,341 matching RSUs; Mr. Murnane: 1,502 participant RSUs and 1,502 matching RSUs; and Ms. Levine: 1,341 participant RSUs and 1,341 matching RSUs.
See "-- Long-Term Incentive Plans".

     Mr. Reiner has an employment contract with Finlay. See information under the caption "Employment and Other Agreements and Change of Control
Arrangements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock of the Holding Company as of April 8,
2005 by (i) each person who, to the knowledge of the Holding Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Holding
Company, (ii) each of the Holding Company's directors, the Holding Company's
Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and (iii) all
current directors and executive officers as a group. The Holding Company owns all of our issued and outstanding capital stock.

                                                                      SHARES OF COMMON STOCK
                                                                      BENEFICIALLY OWNED (1)
                                                                      -----------------------
                                                                      NUMBER OF    PERCENTAGE
                                NAME                                   SHARES       OF CLASS
    ---------------------------------------------------------------   ----------   ----------

    FMR Corp.(2)...................................................   1,153,652         12.8%
    Wells Fargo & Company(3) ......................................     911,380         10.1%
    Prides Capital Partners, L.L.C. (4)............................     726,103          8.1%
    Dimensional Fund Advisors LLC(5)...............................     723,328          8.0%
    Arthur E. Reiner(1)(6).........................................     600,355          6.4%
    Investment Counselors of Maryland, LLC(7) .....................     581,173          6.5%
    David B. Cornstein(1)..........................................     407,700          4.5%
    Leslie A. Philip(1)(8).........................................     128,303          1.4%
    Joseph M. Melvin(1)(9).........................................     120,675          1.3%
    Edward J. Stein(1)(10).........................................      65,913          *
    Norman S. Matthews(1) (11).....................................      55,828          *
    Bruce E. Zurlnick(1)(12).......................................      39,717          *
    Michael Goldstein (1)(13)......................................      34,659          *
    Rohit M. Desai (1)(14).........................................      10,756          *
    Thomas M. Murnane(1) (15)......................................       9,012          *
    John D. Kerin(1)(16)...........................................       3,756          *
    Richard E. Kroon(1) (17) ......................................       3,756          *
    Ellen R. Levine (1)(18) .......................................       2,124          *
    All directors and executive officers
    as a group (13 persons)(19)....................................   1,482,554         15.0%

----------
     *    Less than one percent.

     (1)  Based on 9,006,710 shares outstanding on April 8, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 8, 2005 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days of April 8, 2005 have been exercised.
          Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of the Holding Company's directors and executive officers) to the terms of the Amended and
          Restated Stockholders' Agreement dated as of March 6, 1995, as amended
          (the "Stockholders' Agreement"), by and among the Holding Company and certain securityholders of the Holding Company. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Holding Company, 529 Fifth Avenue, New
          York, New York 10017.

     (2)  These shares represent shares reported as beneficially owned by FMR
          Corp. in a joint filing on Amendment No. 5 dated February 14, 2005 to a Schedule 13G dated February 1, 1999, as amended, filed with the
          Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson,
          Fidelity Management & Research Company ("Fidelity") and Fidelity Low
          Priced Stock Fund (the "Fund"). According to said Schedule 13G
          Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp.,

          representing approximately 49% of the voting power of FMR Corp. Mr.
          Johnson 3d owns 12.0% and Ms. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of
          FMR Corp. and Ms. Johnson is a Director of FMR Corp. The Johnson
          family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares.
          Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the
          Johnson family may be deemed, under the Investment Company Act of
          1940, to form a controlling group with respect to FMR Corp. The
          Schedule 13G Amendment further states that Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 1,047,800 shares which are the subject of the
          Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 1,153,652 shares. Mr. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,153,652 shares owned by the Fund. FMR Corp. has the sole power to vote or direct the voting of 2,030 of the shares beneficially owned by FMR Corp. Neither
          FMR Corp. nor Mr. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of
          Trustees. The address for FMR Corp., Fidelity and the Fund is 82
          Devonshire Street, Boston, Massachusetts 02109.

     (3)  According to Amendment No. 2, dated January 21, 2005, to a Schedule
          13G dated January 23, 2004, as amended, filed with the Commission by
          Wells Fargo & Company and Wells Capital Management Incorporated, Wells
          Fargo & Company has sole power to vote 882,625 shares and sole power to dispose of 885,380 shares and Wells Capital Management Incorporated has sole power to vote 856,625 shares and sole power to dispose of
          885,380 shares. The address of Wells Fargo & Company is 420 Montgomery
          Street, San Francisco, California 94104 and the address for Wells
          Capital Management Incorporated is 525 Market Street, 10th Floor, San
          Francisco, California 94104.

     (4)  According to Amendment No. 2, dated March 25, 2005, to a joint filing on a Schedule 13D, dated July 1, 2004, as amended, filed with the
          Commission by Prides Capital Partners, L.L.C., Kevin A. Richardson,
          II, Henry J. Lawlor, Jr., Murray A. Indick, Charles E. McCarthy and
          Christian Puscasiu, these shares represent shares reported as beneficially owned by Prides Capital Partners, L.L.C. which has sole voting and investment power over these shares. The address for Prides
          Capital Partners, L.L.C., Kevin A. Richardson, II, Henry J. Lawlor,
          Jr., Murray A. Indick, Charles E. McCarthy, and Christian Puscasiu is
          200 High Street, Ste. 700, Boston, Massachusetts 02110.

     (5)  According to a Schedule 13G dated February 9, 2005 filed with the
          Commission by Dimensional Fund Advisors Inc. ("Dimensional"),
          Dimensional may be deemed to beneficially own, have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 723,328 shares. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of
          1940. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the investment companies, trusts and accounts are the "Funds"). In its role as investment advisor or manager, Dimensional may be deemed to be a beneficial owner of the
          723,328 shares and to possess sole investment and/or sole voting power over the 723,328 shares owned directly by the Funds. The address of
          Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California
          90401.

     (6)  Includes options to acquire an aggregate of 436,000 shares of Common
          Stock having exercise prices ranging from $7.05 to $14.00 per share.
          Also includes 25,000 shares of restricted stock and 7,986 participant restricted stock units, or RSUs (as herein defined), and excludes
          7,986 matching RSUs, which are not yet vested.

     (7)  According to Amendment No. 3, dated February 5, 2005, to a Schedule
          13G, dated February 6, 2003, as amended, filed with the Commission by
          Investment Counselors of Maryland, LLC ("Investment Counselors"),
          Investment Counselors has sole power to vote 467,073 shares and sole power to dispose of all the indicated shares, and shares power to vote
          114,100 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of Investment Counselors, which is deemed to be a beneficial owner

          of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G Amendment, no individual client of Investment
          Counselors holds more than five percent of the class. The address for
          Investment Counselors of Maryland, LLC is 803 Cathedral Street,
          Baltimore, Maryland 21201-5297.

     (8)  Includes options to acquire an aggregate of 124,667 shares of Common
          Stock having exercise prices ranging from $7.05 to $23.1875 per share.
          Also includes 3,636 participant RSUs and excludes 3,636 matching RSUs, which are not yet vested. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Ms. Philip upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Holding
          Company. Also excludes 5,000 shares of restricted stock awarded in
          April 2004, which shares are to be received by Ms. Philip upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Holding Company.

     (9)  Includes options to acquire an aggregate of 116,200 shares of Common
          Stock having exercise prices ranging from $7.05 to $24.3125 per share.
          Also includes 3,475 participant RSUs and excludes 3,475 matching RSUs, which are not yet vested. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Melvin upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Holding
          Company. Also excludes 5,000 shares of restricted stock awarded in
          April 2004, which shares are to be received by Mr. Melvin upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Holding Company.

     (10) Includes options to acquire an aggregate of 61,667 shares of Common
          Stock having exercise prices ranging from $7.05 to $13.4219 per share.
          Also includes 3,046 participant RSUs and excludes 3,046 matching RSUs, which are not yet vested. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Stein upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Holding
          Company. Also excludes 2,500 shares of restricted stock awarded in
          April 2004, which shares are to be received by Mr. Stein upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Holding Company.

     (11) Includes options to acquire an aggregate of 20,000 shares of Common
          Stock having exercise prices ranging from $9.85 to $12.75 per share.
          Also includes 4,208 participant and vested matching RSUs and excludes
          1,454 matching RSUs, which are not yet vested.

     (12) Includes options to acquire an aggregate of 32,000 shares of Common
          Stock having exercise prices ranging from $7.05 to $13.5625 per share.
          Also includes 2,417 participant RSUs and excludes 2,417 matching RSUs, which are not yet vested. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr.
          Zurlnick upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the
          Holding Company. Also excludes 2,500 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Zurlnick upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Holding Company.

     (13) Includes options to acquire an aggregate of 20,000 shares of Common
          Stock having exercise prices ranging from $9.85 to $13.4375 per share.
          Also includes 4,659 participant and vested matching RSUs and excludes
          1,609 matching RSUs, which are not yet vested.

     (14) Includes options to acquire an aggregate of 5,000 shares of Common
          Stock having an exercise price of $15.877 per share. Also includes
          3,756 participant and vested matching RSUs and excludes 1,298 matching
          RSUs, which are not yet vested.

     (15) Includes options to acquire an aggregate of 5,000 shares of Common
          Stock having an exercise price of $12.939 per share. Also includes
          4,012 participant and vested matching RSUs and excludes 1,454 matching
          RSUs, which are not yet vested.

     (16) Includes 3,756 participant and vested matching RSUs and excludes 1,298 matching RSUs, which are not yet vested.

     (17) Includes 3,756 participant and vested matching RSUs and excludes 1,298 matching RSUs, which are not yet vested.

     (18) Includes 2,124 participant and vested matching RSUs and excludes 1,298 matching RSUs, which are not yet vested.

     (19) Includes options to acquire an aggregate of 820,534 shares of Common
          Stock having exercise prices ranging from $7.05 to $24.3125 per share.
          Also includes 46,831 participant and vested matching RSUs. Excludes
          30,269 matching RSUs, which are not yet vested and 15,000 shares of restricted stock awarded in October 2003, which shares are to be received upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by the Holding Company. Also excludes 15,000 shares of restricted stock awarded in April 2004, which shares are to be received upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if the respective officers are then employed by the Holding Company.

EQUITY COMPENSATION PLAN TABLE

     Options to purchase Common Stock, restricted stock and RSUs have been granted by the Holding Company to employees and non-employee directors under various stock-based compensation plans. See Note 6 of Notes to Consolidated
Financial Statements. The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 29, 2005.

                                                                                                        (C)
                                                                                               NUMBER OF SECURITIES
                                                 (A)                         (B)              REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                        ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                 WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------------------------------- --------------------------    -------------------     ------------------------

Equity compensation plans
  approved by security holders.........        1,237,139                  $ 10.46                    402,185
Equity compensation plans not
  approved by security holders. .......           --                        --                          --
                                               ---------                 --------                    -------
Total..................................        1,237,139                  $ 10.46                    402,185
                                               =========                 ========                    =======

----------
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

(2)  As of January 29, 2005, an aggregate of 156,000 shares of restricted stock have been issued under the 1997 Plan. Pursuant to awards made in October
     2003 and April 2004 under the 1997 Plan, an additional 31,250 and 32,500 shares, respectively, of restricted stock will be issued to certain executive officers of the Holding Company on September 30, 2007 and April
     30, 2006, respectively (or an earlier vesting date under certain circumstances, provided the respective officers are then employed by the
     Holding Company).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

STOCKHOLDERS' AGREEMENT

     Certain members of management (the "Management Stockholders"), directors and employees holding options to purchase Common Stock or RSUs, certain private investors and the Holding Company are parties to a stockholders' agreement
("Stockholders' Agreement"), which sets forth certain rights and obligations of the parties with respect to the Common Stock (including certain "come along" and
"take along" rights relating to sales of Common Stock) and corporate governance of the Holding Company. The Stockholders' Agreement provides that the parties thereto must vote their shares in favor of certain directors who are nominated by Mr. Cornstein and Mr. Reiner. Mr. Cornstein is his own director designee and
Mr. Reiner is his own director designee.

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

CERTAIN OTHER TRANSACTIONS

     Finlay has entered into indemnification agreements which require, among other things, that Finlay indemnify directors and executive officers who are parties to such agreements against certain liabilities and associated expenses arising from their service as directors and executive officers of Finlay and reimburse certain related legal and other expenses. In the event of a Change of
Control (as defined therein), Finlay will, upon request by an indemnitee under his or her agreements, create and fund a trust for the benefit of such indemnitee sufficient to satisfy reasonably anticipated claims for indemnification. Finlay also covers each director and certain executive officers under a directors and officers liability policy maintained by Finlay in such amounts as the Board of Directors of the Holding Company finds reasonable.
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

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

     AUDIT FEES. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements and management's assessment of the effectiveness of internal control over financial reporting for the fiscal years ended January 29, 2005 and January 31,
2004 and the reviews of the financial statements included in our Forms 10-Q for fiscal years 2004 and 2003 totaled $650,000 and $405,000, respectively.
Additionally, during 2003, Deloitte & Touche LLP performed audit procedures of
Finlay's annual financial statements for the fiscal year ended February 2, 2002 and billed fees totaling $104,110 for those professional services.

     AUDIT-RELATED FEES. The aggregate fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of Finlay's financial statements for the fiscal years ended
January 29, 2005 and January 31, 2004 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $20,000 and $50,500, respectively.
In 2004, audit related services were performed by Deloitte & Touche LLP in connection with their audit of Finlay's employee benefit plan. In 2003, the fees relate to the audit of Finlay's employee benefit plan, consulting on financial accounting and reporting standards and advice with respect to the requirements of the Sarbanes-Oxley Act of 2002 relating to internal controls.

     TAX FEES. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 29, 2005 and January 31, 2004 were $25,681 and $21,848, respectively. The services performed by Deloitte & Touche LLP in connection with these fees consisted of assistance with the tax treatment of vendor concessions.

     The Audit Committee has established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Deloitte & Touche LLP in 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)  Documents filed as part of this report:

     (1)  Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this
     Form 10-K.

     (2)  Financial Statement Schedules. None.

     (3)  Exhibits.

     (Exhibit Number referenced to Item 601 of Regulation S-K).

ITEM
NUMBER   DESCRIPTION
------   -----------

1.1      Purchase Agreement, dated as of May 27, 2004, among Finlay Jewelry,
         Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG
         Americas Securities, LLC (incorporated by reference to Exhibit 1.1 filed as part of the Quarterly Report on Form 10-Q for the period ended
         May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

3.1      Certificate of Incorporation, as amended, of Finlay Jewelry
         (incorporated by reference to Exhibit 3.1 of Form S-1 Registration
         Statement, Registration No. 33-59580).

3.2(a)   By-laws of Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Registrant on June 10, 1993).

3.2(b)   Second Amendment, dated as of September 10, 2003, to the Amended and
         Restated By-Laws of Finlay Jewelry (incorporated by reference to
         Exhibit 3.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10,
         2003).

4.1      Article Fourth of the Restated Certificate of Incorporation and
         Articles II and VI of the Bylaws (incorporated by reference to Exhibit
         4.1 of Form S-1 Registration Statement, Registration No. 33-59380).

4.2(a)   Indenture dated as of April 24, 1998 between Finlay Jewelry and Marine
         Midland Bank, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior
         Notes due May 1, 2008 issued by Finlay Jewelry (including form of
         Senior Note) (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 11,
         1998).

4.2(b)   First Supplemental Indenture dated as of August 8, 2002 among Finlay
         Jewelry and HSBC Bank USA (formerly known as Marine Midland Bank), as
         Trustee (incorporated by reference to Exhibit 4.1 filed as part of the
         Quarterly Report on Form 10-Q for the period ended August 3, 2002 filed by Finlay Jewelry on September 17, 2002).

4.3(a)   Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Holding Company, David B. Cornstein, Arthur E. Reiner and
         certain other security holders (incorporated by reference to Exhibit
         4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by Finlay Jewelry on April 12, 1995).

4.3(b)   Omnibus Amendment to Registration Rights and Stockholders' Agreements
         (incorporated by reference to Exhibit 10.10 filed as part of the
         Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by Finlay Jewelry on December 16, 1997).

4.4      Registration Rights Agreement dated as of May 26, 1993 among the
         Company, David B. Cornstein and certain other security holders
         (incorporated by reference to Exhibit 4.6 filed as part of the Current
         Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).

4.5      Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC Bank
         USA, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior Notes due
         June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

4.6      Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under Rule
         144A of the Securities Act (incorporated by reference to Exhibit 4.2 filed as part of the Quarterly Report on Form 10-Q for the period ended
         May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

4.7      Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under
         Regulation S of the Securities Act (incorporated by reference to
         Exhibit 4.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

4.8      Registration Rights Agreement, dated as of June 3, 2004, between Finlay
         Jewelry and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc.
         and SG Americas Securities,

         LLC (incorporated by reference to Exhibit 4.4 filed as part of the
         Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by
         Finlay Jewelry on June 10, 2004).

10.1     Form of Agreement and Certificate of Option Pursuant to the Long Term
         Incentive Plan of the Holding Company (incorporated by reference to
         Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay Jewelry on September 14,
         1993).

10.2(a)  The Holding Company's Retirement Income Plan as amended and restated
         February 2002 (incorporated by reference to Exhibit 10.2 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.2(b)  Amendment No. 1, dated April 1, 2003, to the Holding Company's
         Retirement Income Plan, as amended and restated February 2002
         (incorporated by reference to Exhibit 10.1 filed as part of the
         Quarterly Report on Form 10-Q for the period ended May 3, 2003 filed by
         Finlay Jewelry on June 17, 2003).

10.2(c)  Amendment No. 2, dated May 29, 2003, to the Holding Company's
         Retirement Income Plan, as amended and restated February 2002
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

10.4     Employment Agreement, dated as of January 30, 2005, among the Holding
         Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by Finlay Jewelry on December
         9, 2004).

10.5     Employment Agreement dated as of April 18, 1997 between Joseph M.
         Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.8 filed as part of the Annual Report on Form 10-K for the period ended
         January 31, 1998 filed by Finlay Jewelry on March 24, 1998).

10.6     Tax Allocation Agreement dated as of November 1, 1992 between the
         Holding Company and Finlay Jewelry (incorporated by reference to
         Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.7(a)  Management Agreement dated as of May 26, 1993 among the Holding
         Company, Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to Exhibit 28.2 filed as part of the Current Report on Form
         8-K filed by Finlay Jewelry on June 10, 1993).

10.7(b)  Amendment to Management Agreement dated as of January 21, 2002 among the Holding Company, Finlay Jewelry and Thomas H. Lee Capital, LLC
         (incorporated by reference to Exhibit 10.9(b) filed as part of the
         Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.8(a)  Long Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form
         10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on June
         30, 1993).

10.8(b)  Amendment No. 1 to the Holding Company's Long Term Incentive Plan
         (incorporated by reference to Exhibit 10.14(b) of the Form S-1
         Registration Statement, Registration No. 33-88938).

10.8(c)  Amendment to the Holding Company's Long Term Incentive Plan
         (incorporated by reference to Exhibit 10.11(c) filed as part of the
         Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.9(a)  1997 Long Term Incentive Plan, as amended (incorporated by reference to
         Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29,
         2002).

10.9(b)  Amendment to the Holding Company's 1997 Long Term Incentive Plan
         (incorporated by reference to Exhibit 10.2 filed as part of the Current
         Report on Form 8-K filed by Finlay Jewelry on September 10, 2004).

10.10(a) The Holding Company's Executive Deferred Compensation and Stock
         Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2,
         2003 filed by Finlay Jewelry on September 16, 2003).

10.10(b) Amendment No. 1, dated June 19, 2003, to the Holding Company's
         Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on
         Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.11(a) The Holding Company's Director Deferred Compensation and Stock Purchase
         Plan (incorporated by reference to Exhibit 10.3 filed as part of the
         Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.11(b) Form of 2003 Deferral Agreement under the Holding Company's Director
         Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form
         10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on
         December 10, 2003).

10.11(c) Form of 2003 Deferral Agreement under the Holding Company's Executive
         Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form
         10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on
         December 10, 2003).

10.12(a) Second Amended and Restated Credit Agreement, dated as of January 22,
         2003 among General Electric, Finlay Jewelry, the Holding Company,
         General Electric Capital Corporation ("G.E. Capital"), individually and in its capacity as administrative agent, Fleet Precious Metals, Inc., individually and as documentation agent, and certain other banks and financial institutions (the "Second Amended and Restated Credit
         Agreement") (incorporated by reference to Exhibit 10.10 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.12(b) Amendment No. 1, dated July 6, 2003, to the Second Amended and Restated
         Credit Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended August
         2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.12(c) Consent and Amendment No. 2, dated as of May 26, 2004, to the Second
         Amended and Restated Credit Agreement (incorporated by reference to
         Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by Finlay Jewelry on September 9,
         2004).

10.12(d) Consent and Amendment No. 3, dated as of November 19, 2004 to the
         Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on November 24, 2004).

10.13    Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay
         Jewelry, Inc. ("FJI"), Finlay Merchandising & Buying, Inc. ("Finlay
         Merchandising & Buying") and eFinlay, Inc. ("eFinlay") (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form
         10-K for the period ended February 1, 2003 filed by Finlay Jewelry on
         May 1, 2003).

10.14    Amended and Restated Security Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying,
         eFinlay and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form
         10-K for the period ended February 1, 2003 filed by Finlay Jewelry on
         May 1, 2003).

10.15    Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay
         and G.E. Capital, as agent (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended
         February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.16    Amended and Restated Trademark Security Agreement dated as of January
         22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay
         and G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on Form 10-K for the period ended
         February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.17    Amended and Restated Patent Security Agreement dated as of January 22,
         2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and eFinlay
         in favor of G.E. Capital, as agent (incorporated by reference to
         Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.18    Amended and Restated Copyright Security Agreement dated as of January
         22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and
         eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.16 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1,
         2003).

10.19    Second Amended and Restated Open-End Mortgage Deed and Security
         Agreement from Finlay Jewelry to G.E. Capital, dated February 20, 2003, effective as of January 22, 2003 (incorporated by reference to Exhibit
         10.17 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.20    Form of Officer's and Director's Indemnification Agreement
         (incorporated by reference to Exhibit 10.4 filed as part of the
         Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by Finlay Jewelry on June 3, 1995).

10.21(a) Amended and Restated Gold Consignment Agreement dated as of March 30,
         2001 (the "Amended and Restated Gold Consignment Agreement") between
         Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank (as
         successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The
         First National Bank of Boston, as successor to Rhode Island Hospital
         Trust National Bank) ("Sovereign Bank"), and the other parties which are or may become parties thereto (incorporated by reference to Exhibit
         10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.21(b) First Amendment to the Amended and Restated Gold Consignment Agreement
         (incorporated by reference to Exhibit 10.17(b) filed as part of the
         Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.21(c) Second Amendment, dated September 30, 2002, to the Amended and Restated
         Gold Consignment Agreement (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended
         November 2, 2002 filed by Finlay Jewelry on December 13, 2002).

10.21(d) Third Amendment, dated April 4, 2003, to the Amended and Restated Gold
         Consignment Agreement (incorporated by reference to Exhibit 10.19(d)
         filed as part of the Annual Report on Form 10-K for the period ended
         February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.21(e) Fourth Amendment, dated as of July 6, 2003, to the Amended and Restated
         Gold Consignment Agreement (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended
         November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.21(f) Fifth Amendment, dated as of May 27, 2004, to the Amended and Restated
         Gold Consignment Agreement (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended
         May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

10.21(g) Sixth Amendment, dated as of August 20, 2004, to the Amended and
         Restated Gold Consignment Agreement (incorporated by reference to
         Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by Finlay Jewelry on September 9,
         2004).

10.21(h) Seventh Amendment, dated as of November 22, 2004, to the Amended and
         Restated Gold Consignment Agreement (incorporated by reference to
         Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by
         Finlay Jewelry on November 24, 2004).

10.22    Amended and Restated Security Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay and Sovereign Bank, as agent,
         (incorporated by reference to Exhibit 10.2 filed as part of the
         Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by
         Finlay Jewelry on June 18, 2001).

10.23    Amended and Restated Intercreditor Agreement dated as of March 30, 2001 between Sovereign Bank, as agent, and G.E. Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by Finlay Jewelry on June 18, 2001).

10.24(a) Letter Agreement, dated March 8, 2004, by and between David Cornstein and the Holding Company (incorporated by reference to Exhibit 10.22(a)
         filed as part of the

         Annual Report on Form 10-K for the period ended January 31, 2004 filed by Finlay Jewelry on April 15, 2004).

10.24(b) Letter Agreement dated March 8, 2004, by and between The David and
         Sheila Cornstein Foundation and the Holding Company (incorporated by reference to Exhibit 10.22(b) filed as part of the Annual Report on
         Form 10-K for the period ended January 31, 2004 filed by Finlay Jewelry on April 15, 2004).

10.25    Restricted Stock Agreement, dated as of August 14, 2003, between the
         Holding Company and Arthur E. Reiner (incorporated by reference to
         Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10,
         2003).

10.26    Form of Restricted Stock Agreement entered into by the Holding Company, in connection with October 2003 awards of restricted stock
         (incorporated by reference to Exhibit 10.3 filed as part of the
         Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.27    Form of Restricted Stock Agreement entered into by the Holding Company, in connection with restricted stock awards under the Holding Company's
         1997 Long Term Incentive Plan.

10.28    The Holding Company's 2004 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by Finlay Jewelry on September 9,
         2004).

10.29    Description of Director and Named Executive Officer Compensation.

18       Preferability letter from Deloitte & Touche LLP regarding change in inventory valuation methodology (incorporated by reference to Exhibit
         18 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by Finlay Jewelry on December 9, 2004).

21.1     Subsidiaries of Finlay Jewelry.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       Finlay Fine Jewelry Corporation

Date: April 8, 2005                    By:     /s/ ARTHUR E. REINER
                                           ---------------------------
                                                Arthur E. Reiner
                                             Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

           NAME                                    TITLE                       DATE
           ----                                    -----                       ----

   /s/ ARTHUR E. REINER          Chairman of the Board,                      April 8, 2005
---------------------------      Chief Executive Officer and Director
     Arthur E. Reiner            (Principal Executive Officer)

  /s/ BRUCE E. ZURLNICK          Senior Vice President, Treasurer and        April 8, 2005
---------------------------      Chief Financial Officer (Principal
    Bruce E. Zurlnick            Financial and Accounting Officer)

  /s/ DAVID B. CORNSTEIN         Director                                    April 8, 2005
---------------------------
    David B. Cornstein

    /s/ ROHIT M. DESAI           Director                                    April 8, 2005
---------------------------
      Rohit M. Desai

  /s/ MICHAEL GOLDSTEIN          Director                                    April 8, 2005
---------------------------
    Michael Goldstein

    /s/ JOHN D. KERIN            Director                                    April 8, 2005
---------------------------
      John D. Kerin

   /s/ RICHARD E. KROON          Director                                    April 8, 2005
---------------------------
     Richard E. Kroon

   /s/ ELLEN R. LEVINE           Director                                    April 8, 2005
---------------------------
     Ellen R. Levine

  /s/ NORMAN S. MATTHEWS         Director                                    April 8, 2005
---------------------------
    Norman S. Matthews

  /s/ THOMAS M. MURNANE          Director                                    April 8, 2005
---------------------------
    Thomas M. Murnane

                         FINLAY FINE JEWELRY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----

Report of Independent Registered Public Accounting Firm......................................F-2

Consolidated Statements of Operations for the years ended January 29, 2005,
   January 31, 2004 and February 1, 2003.....................................................F-3

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004......................F-4

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
   for the years ended January 29, 2005, January 31, 2004 and February 1, 2003...............F-5

Consolidated Statements of Cash Flows for the years ended January 29, 2005,
   January 31, 2004 and February 1, 2003.....................................................F-6

Notes to Consolidated Financial Statements for the years ended January 29, 2005,
   January 31, 2004 and February 1, 2003.....................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine
Jewelry Corporation and subsidiaries (the "Company") as of January 29, 2005 and
January 31, 2004, and the related consolidated statements of operations, changes in stockholder's equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2004, the Company changed their method of determining price indices used in the valuation of LIFO inventories. In addition, as discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed their method of accounting for cash consideration received from a vendor to conform to Emerging
Issues Task Force Issue No. 02-16.

DELOITTE & TOUCHE LLP

New York, New York
April 11, 2005

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 31,     FEBRUARY 1,
                                                                 2005           2004           2003
                                                              ----------     ----------      ----------

Sales ....................................................     $ 923,606      $ 902,416      $ 877,296
Cost of sales ............................................       454,391        440,517        424,846
                                                               ---------      ---------      ---------
    Gross margin .........................................       469,215        461,899        452,450
Selling, general and administrative expenses .............       396,185        387,501        378,095
Credit associated with the closure of Sonab ..............          (364)          --           (1,432)
Depreciation and amortization ............................        17,319         17,026         16,827
                                                               ---------      ---------      ---------
    Income from operations ...............................        56,075         57,372         58,960
Interest expense, net ....................................        20,179         16,556         17,678
Other expense - debt extinguishment costs ................         5,962           --             --
                                                               ---------      ---------      ---------
     Income from continuing operations before income taxes
         and cumulative effect of accounting change ......        29,934         40,816         41,282
Provision for income taxes ...............................        10,447         16,035         16,064
                                                               ---------      ---------      ---------
     Income from continuing operations before cumulative
         effect of accounting change .....................        19,487         24,781         25,218
Discontinued operations, net of tax ......................          --          (11,537)         3,810
Cumulative effect of accounting change, net of tax .......          --             --          (17,209)
                                                               ---------      ---------      ---------
    Net income ...........................................     $  19,487      $  13,244      $  11,819
                                                               =========      =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    JANUARY 29,  JANUARY 31,
                                                                       2005         2004
                                                                    ----------   ----------

                                       ASSETS
Current assets:
  Cash and cash equivalents ......................................   $  61,957    $  89,481
  Accounts receivable - department stores ........................      22,598       21,602
  Other receivables ..............................................      35,747       38,457
  Merchandise inventories ........................................     278,589      272,948
  Prepaid expenses and other .....................................       2,958        2,596
  Deferred income taxes ..........................................        --          6,564
                                                                     ---------    ---------
    Total current assets .........................................     401,849      431,648
                                                                     ---------    ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements .......     113,039      117,631
  Less - accumulated depreciation and amortization ...............      50,558       51,506
                                                                     ---------    ---------
    Fixed assets, net ............................................      62,481       66,125
                                                                     ---------    ---------
Deferred charges and other assets, net ...........................      16,859       17,263
Goodwill .........................................................      77,288       77,288
                                                                     ---------    ---------
    Total assets .................................................   $ 558,477    $ 592,324
                                                                     =========    =========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable - trade .......................................   $ 102,994    $ 122,976
  Accrued liabilities:
    Accrued salaries and benefits ................................      14,654       18,756
    Accrued miscellaneous taxes ..................................       7,242        7,179
    Accrued interest .............................................       3,120        3,615
    Deferred income ..............................................       8,449        9,515
    Deferred income taxes ........................................       6,593         --
    Other ........................................................      10,539       14,631
  Income taxes payable ...........................................      16,479       49,320
  Due to parent ..................................................       1,893        8,359
                                                                     ---------    ---------
    Total current liabilities ....................................     171,963      234,351
Long-term debt ...................................................     200,000      150,000
Deferred income taxes ............................................      21,070       21,992
Other non-current liabilities ....................................         587          881
                                                                     ---------    ---------
    Total liabilities ............................................     393,620      407,224
                                                                     ---------    ---------
Commitments and contingencies (Note 12)
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
    issued and outstanding 1,000 shares ..........................        --           --
  Additional paid-in capital .....................................      82,975       82,975
  Retained earnings ..............................................      81,994      102,210
  Accumulated other comprehensive income .........................        (112)         (85)
                                                                     ---------    ---------
    Total stockholder's equity ...................................     164,857      185,100
                                                                     ---------    ---------
    Total liabilities and stockholder's equity ...................   $ 558,477    $ 592,324
                                                                     =========    =========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                               ACCUMULATED
                                         -------------------    ADDITIONAL                  OTHER           TOTAL
                                          NUMBER                 PAID-IN     RETAINED    COMPREHENSIVE   STOCKHOLDER'S COMPREHENSIVE
                                         OF SHARES    AMOUNT     CAPITAL     EARNINGS    INCOME (LOSS)       EQUITY       INCOME
                                         ---------    ------    ----------   --------    -------------   ------------- -------------

Balance, February 2, 2002 ..............   1,000      $  --     $  82,975     $ 110,525     $    96       $ 193,596

  Net income ...........................    --           --          --          11,819         --          11,819      $11,819

  Change in fair value of gold
    forward contracts, net of tax ......    --           --          --           --           (41)            (41)         (41)
                                                                                                                        -------
  Comprehensive income .................                                                                                $11,778
                                                                                                                        =======
  Dividends on common stock ............    --           --          --         (17,558)         --         (17,558)
                                           -----      -------   ---------     ---------     -------       ---------
Balance, February 1, 2003 ..............   1,000         --        82,975       104,786          55         187,816

  Net income ...........................    --           --          --          13,244          --          13,244     $13,244

  Change in fair value of gold
    forward contracts, net of tax ......    --           --          --           --          (140)           (140)        (140)
                                                                                                                        -------
  Comprehensive income .................                                                                                $13,104
                                                                                                                        =======
  Dividends on common stock ............    --           --          --         (15,820)        --         (15,820)
                                           -----      -------   ---------     ---------     -------       ---------
Balance, January 31, 2004 ..............   1,000         --        82,975       102,210        (85)        185,100

  Net income ...........................    --           --          --          19,487         --          19,487      $19,487

  Change in fair value of gold
    forward contracts, net of tax ......    --           --          --           --           (27)            (27)         (27)
                                                                                                                        -------
  Comprehensive income .................                                                                                $19,460
                                                                                                                        =======
  Dividends on common stock ............    --           --          --         (39,703)         --         (39,703)
                                           -----      -------   ---------     ---------     -------       ---------
Balance, January 29, 2005 ..............   1,000      $  --     $  82,975     $  81,994     $  (112)      $ 164,857
                                           =====      =======   =========     =========     =======       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                                 --------------------------------------
                                                                                 JANUARY 29,  JANUARY 31,   FEBRUARY 1,
                                                                                    2005         2004          2003
                                                                                 -----------  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................................   $  19,487    $  13,244    $  11,819
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
  Write-down of goodwill included in discontinued operations ..................        --         13,758         --
  Cumulative effect of accounting change, net of tax ..........................        --           --         17,209
  Depreciation and amortization ...............................................      17,319       18,716       17,566
  Amortization of deferred financing costs ....................................       1,058          828        1,040
  Amortization of restricted stock compensation and restricted stock units ....       1,358          531          304
  Loss on extinguishment of debt ..............................................       5,962         --           --
  Credit associated with the closure of Sonab .................................        (364)        --         (1,432)
  Deferred income tax provision ...............................................      12,235        6,759        3,982
  Other, net ..................................................................       1,877           (7)         255
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts and other receivables .....................       1,714       (7,501)      (7,406)
    (Increase) decrease in merchandise inventories ............................      (5,641)      (9,404)      24,348
    (Increase) decrease in prepaid expenses and other .........................        (362)         664         (886)
    Increase (decrease) in accounts payable and accrued liabilities ...........     (60,382)      10,656      (14,471)
    Increase (decrease) in due to parent ......................................      (8,433)          35          (37)
                                                                                  ---------    ---------    ---------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES ............................................................     (14,172)      48,279       52,291
                                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .................     (12,667)     (12,934)     (12,489)
  Deferred charges and other, net .............................................        --           --         (3,261)
                                                                                  ---------    ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES ...................................     (12,667)     (12,934)     (15,750)
                                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .....................................     590,311      683,750      654,459
  Principal payments on revolving credit facility .............................    (590,311)    (683,750)    (654,459)
  Proceeds from issuance of New Senior Notes ..................................     200,000         --           --
  Purchase and redemption of Senior Notes .....................................    (154,647)        --           --
  Capitalized financing costs .................................................      (5,088)        (431)      (1,875)
  Bank overdraft ..............................................................      (1,247)        (424)         249
  Payment of dividends ........................................................     (39,703)     (13,494)     (15,652)
                                                                                  ---------    ---------    ---------
      NET CASH USED IN FINANCING ACTIVITIES ...................................        (685)     (14,349)     (17,278)
                                                                                  ---------    ---------    ---------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................     (27,524)      20,996       19,263
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................      89,481       68,485       49,222
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................................   $  61,957    $  89,481    $  68,485
                                                                                  =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ...............................................................   $  19,616    $  16,042    $  16,751
                                                                                  =========    =========    =========
  Income taxes paid (refunded) ................................................   $  (6,073)   $  10,861    $   8,964
                                                                                  =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly-owned subsidiaries ("Finlay Jewelry", the "Registrant", "we", "us" and
"our"), is a wholly-owned subsidiary of Finlay Enterprises, Inc. ("the Holding
Company"). References to "Finlay" mean collectively, the Holding Company and
Finlay Jewelry. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United States. All references herein to licensed departments refer to fine jewelry departments operated pursuant to license agreements with host department stores.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Finlay Jewelry and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, useful lives of finite-lived assets, future cash flows used to evaluate goodwill, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

     FISCAL YEAR: Our fiscal year ends on the Saturday closest to January 31.
References to 2005, 2004, 2003 and 2002 relate to the fiscal years ended on
January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003. Each
of the fiscal years includes 52 weeks.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH AND CASH EQUIVALENTS: We consider cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. See Note
3 for information regarding our change in method of determining price indices used in the valuation of LIFO inventories from external indices published by the
Bureau of Labor Statistics ("BLS") to an internally developed index in 2004.
Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, the
gain/loss on open forward contracts was not material. At both January 29, 2005 and January 31, 2004, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces and 25,000 fine troy ounces, respectively, to purchase gold for $16.1 million and $10.2 million, respectively. The fair value of gold under such contracts was $15.8 million and $10.0 million at January 29,
2005 and January 31, 2004, respectively.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 29, 2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income of $0.1 million, net of tax, is expected to be reclassified into earnings during 2005.

     We have documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We believe that the designated hedges will be highly effective.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the fixed assets;
generally, four years for displays, three to 15 years for fixtures, computers and equipment and 39 years for our distribution center building. Fixed assets located in our licensed departments are depreciated over the shorter of the estimated useful lives of the fixed assets or the expected term of the license agreements.

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

     Included in Deferred charges and other assets, net in the accompanying
Consolidated Balance Sheets at both January 29, 2005 and January 31, 2004, are capitalized software costs of $23.0 million and accumulated amortization of
$12.6 million and $9.3 million, respectively.

     GOODWILL: In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible
Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As of the date of adoption, we determined that we had one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure and made our initial assessment of impairment for the transition period as of February 2, 2002 and again at each subsequent year-end. We

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

perform an annual assessment of goodwill impairment at the end of each fiscal year or as impairment indicators arise.

     DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled
$6.1 million at January 29, 2005 and $3.1 million at January 31, 2004, net of accumulated amortization of $1.5 million and $7.7 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2004, 2003 and 2002 totaled $1.1 million, $0.8 million and $1.0 million, respectively, and have been recorded as a component of
Interest expense, net in the accompanying Consolidated Statements of Operations.
Refer to Note 5 for additional information regarding deferred financing costs.

     REVENUE RECOGNITION: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on our historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of
Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2004, 2003 and 2002, gross advertising expenses were $45.4 million, $47.1 million and $46.6 million, respectively, and are included in SG&A in the accompanying Consolidated
Statements of Operations.

     VENDOR ALLOWANCES: We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances has an inverse impact on cost of sales and/or SG&A.

     Vendor allowances have been accounted for in accordance with Emerging
Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including
a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF
02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. As of January
29, 2005 and January 31, 2004, deferred vendor allowances totaled (i) $14.8 million and $17.1 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on our Consolidated Balance
Sheets, and (ii) $8.4 million and $9.5 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income on our
Consolidated Balance Sheets.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the
Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. The fair value of our debt and off-balance sheet financial instruments are disclosed in Note 5 and in Merchandise inventories above.

     STOCK-BASED COMPENSATION: SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" amends SFAS No. 123 "Accounting for
Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, we have elected to account for stock options using the intrinsic value method. In accordance with the provisions of
SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to our stock options. However, deferred stock-based compensation is amortized using the straight-line method over the vesting period. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income would be as follows:

                                                                       FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 29,   JANUARY 31,   FEBRUARY 1,
                                                                 2005          2004         2003
                                                              -----------   -----------   ----------
                                                                           (IN THOUSANDS)

          NET INCOME:
          Reported net income ..............................   $ 19,487      $ 13,244      $ 11,819
          Add: Stock-based employee compensation
            expense included in reported net income,
            net of tax .....................................        841           466           304
          Deduct: Stock-based employee compensation
            expense determined under the fair value
            method, net of tax .............................     (1,162)         (934)         (995)
                                                               --------      --------      --------
          Pro forma net income .............................   $ 19,166      $ 12,776      $ 11,128
                                                               ========      ========      ========

     The fair value of options granted in 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $18.60 in 2004, $15.63 in 2003 and $12.01 in
2002 and the following weighted average assumptions: risk free interest rate of
3.78%, 3.59% and 4.73% for 2004, 2003 and 2002, respectively, expected life of seven years for each of 2004, 2003 and 2002 and volatility of 58.62% for 2004,
58.46% for 2003 and 56.56% for 2002. The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.30, $5.20 and $4.33, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. This Statement is effective as of the beginning of the first annual or interim period beginning after June 15, 2005. We will adopt SFAS
123(R) prospectively on July 30, 2005, the beginning of our third fiscal quarter. Although we are in the process of determining the impact of this
Statement on our results of operations, the historical impact under SFAS No. 123 is shown in the table above.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or classified as held-for-sale. Refer to Note 11 for additional information regarding discontinued operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: We record liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

     SEASONALITY: A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 13 for unaudited quarterly financial data.

NOTE 3--MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                                        JANUARY 29,    JANUARY 31,
                                                                           2005           2004
                                                                        -----------    -----------
                                                                              (IN THOUSANDS)

          Jewelry goods - rings, watches and other fine jewelry
              (first-in, first-out ("FIFO") basis) ...................   $297,266       $289,546
          Less:  Excess of FIFO cost over LIFO inventory value .......     18,677         16,598
                                                                         --------       --------
                                                                         $278,589       $272,948
                                                                         ========       ========

     In accordance with EITF 02-16, the FIFO basis of merchandise inventories have been reduced by $14.8 million and $17.1 million at January 29, 2005 and
January 31, 2004, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise.

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of fiscal 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS.
During the third quarter of fiscal 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. Under the new accounting method, the LIFO charge for the year ended January 29, 2005 was approximately $2.1 million. The LIFO charge for the year ended January 29, 2005 would have been approximately $8.0 million under the former LIFO method. Had we not changed our method of determining price indices, the net income under the former LIFO method for the year ended January 29, 2005 would have been approximately $15.9 million. The cumulative effect of this change on retained earnings at the beginning of 2004 and the pro forma impact of applying the new method in the periods prior to 2004 are not determinable and, therefore, the prior years presented have not been restated to reflect this change in accounting method.

     Approximately $349.7 million and $364.5 million at January 29, 2005 and
January 31, 2004, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

     Our Gold Consignment Agreement matures on July 31, 2005, and permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At January 29, 2005 and January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 116,687 and 116,835 fine troy ounces, respectively, valued at approximately $49.8 million and $46.7 million, respectively. In the event this agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on our Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     Under the Gold Consignment Agreement, we are required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of both January 29, 2005 and January 31, 2004, was approximately 2.8%
per annum. In addition, we are required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the years ended January 29, 2005, January 31, 2004 and
February 1, 2003 are consignment fees of $1.2 million, $1.1 million and $1.2 million, respectively.

     In conjunction with the Gold Consignment Agreement, we granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold
Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation ("G.E. Capital").

     The Gold Consignment Agreement requires us to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. We were in compliance with all of our covenants as of and for the year ended January 29,
2005.

NOTE 4--FIXED ASSETS

     Fixed assets consists of the following:

                                                      JANUARY 29,     JANUARY 31,
                                                         2005            2004
                                                      -----------     -----------
                                                              (IN THOUSANDS)

          Land and building ......................     $   9,736        $   9,727
          Fixtures ...............................        75,938           72,997
          Displays ...............................         8,639            9,511
          Computers and equipment ................        18,518           21,454
          Construction in progress ...............           208            3,942
                                                       ---------        ---------
                                                         113,039          117,631
          Less: accumulated depreciation and
                amortization .....................       (50,558)         (51,506)
                                                       ---------        ---------
          Net fixed assets .......................     $  62,481        $  66,125
                                                       =========        =========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--SHORT AND LONG-TERM DEBT

     On January 22, 2003, our revolving credit agreement with G.E. Capital and certain other lenders was amended and restated (the "Revolving Credit
Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides us with a senior secured revolving line of credit up to $225.0 million
(the "Revolving Credit Facility"). The Revolving Credit Facility allows borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the
"Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of other lenders). We are permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for our account. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction
Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

     Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the Index Rate (as defined) plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. "Index
Rate" is defined as the higher of (i) the prime rate and (ii) the Federal Funds
Rate plus 50 basis points per annum. A letter of credit fee which could range from 1.0% to 2.0%, per annum, depending on our financial performance, of the face amount of letters of credit guaranteed under the Revolving Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.375% per annum. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of our (and any of our subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. We were in compliance with all of our covenants as of and for the year ended January 29, 2005.

     There were no amounts outstanding at both January 29, 2005 and January 31,
2004 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2004, 2003 and 2002 were $99.8 million,
$93.5 million and $111.4 million, respectively. The average amounts outstanding for the same periods were $50.6 million, $42.7 million and $61.2 million, respectively. The weighted average interest rates were 4.0%, 3.4% and 3.9% for
2004, 2003 and 2002, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

     At January 29, 2005 and January 31, 2004, we had letters of credit outstanding totaling $11.7 million and $8.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                                     JANUARY 29,     JANUARY 31,
                                                        2005            2004
                                                     -----------     -----------
                                                             (IN THOUSANDS)

          New Senior Notes (a) ...................     $200,000       $   --
          Senior Notes ...........................         --          150,000
                                                       --------       --------
                                                       $200,000       $150,000
                                                       ========       ========

----------
(a)  The fair value of the New Senior Notes, determined based on market quotes, was approximately $207.0 million at January 29, 2005.

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

     On June 3, 2004, we completed the sale of 8-3/8% Senior Notes, due June 1,
2012, having an aggregate principal amount of $200.0 million (the "New Senior
Notes"). Interest on the New Senior Notes is payable semi-annually on June 1 and
December 1 of each year and commenced on December 1, 2004. We used the net proceeds from the offering of the New Senior Notes, together with drawings from our Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to enable the Holding
Company to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, we and the Holding Company called for the redemption of all of the untendered Senior Notes and Senior Debentures, respectively, and these securities were repurchased on July 2, 2004.

     We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Notes and $0.3 million for other expenses. These costs are included in Other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations.

     In September 2004, for the purpose of an exchange offer and in accordance with the requirements of the New Senior Notes, we registered notes with terms identical to the New Senior Notes under the Securities Act of 1933. We completed the exchange offer in the third quarter of 2004 and 100% of the original notes were exchanged for the registered notes.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness and senior to any of our future indebtedness that is expressly subordinated to the
New Senior Notes. The New Senior Notes are effectively subordinated to our secured indebtedness, including obligations under our Revolving Credit Agreement and our Gold Consignment Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of our subsidiaries. We may redeem the New Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, we may redeem up to
35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the New Senior Notes may require us to purchase all or a portion of such holder's New Senior Notes at a purchase price equal to
101% of the principal amount thereof, plus accrued interest to the purchase date.

     The indenture governing the New Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the year ended January 29, 2005.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending January 30, 2009 are as follows:

                                                                (IN THOUSANDS)
                                                                ---------------

                2005.........................................     $    --
                2006.........................................          --
                2007.........................................          --
                2008.........................................          --
                2009.........................................          --
                Thereafter...................................       200,000
                                                                ---------------
                                                                  $ 200,000
                                                                ===============

     Interest expense for 2004, 2003 and 2002 was $20.2 million, $16.6 million and $17.8 million, respectively. Interest income for the same periods was $0.2 million, $0.1 million and $0.1 million, respectively.

NOTE 6--LONG -TERM INCENTIVE PLANS AND OTHER

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LONG -TERM INCENTIVE PLANS AND OTHER (CONTINUED)

of January 29, 2005, an aggregate of 732,596 shares of the Holding Company's
Common Stock have been reserved for issuance pursuant to the 1993 Plan, of which a total of 161,219 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     In March 1997, the Board of Directors of the Holding Company adopted the
1997 Long-Term Incentive Plan (the "1997 Plan"), which was approved by the
Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993
Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 896,415 shares, as of January 29, 2005, are subject to options granted to certain senior management, key employees and directors and 323,710 shares are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such options range from $7.05 per share to $24.31 per share.

     The following table summarizes the transactions pursuant to the Holding
Company's 1993 Plan and 1997 Plan for 2004, 2003 and 2002:

                                                  2004                          2003                            2002
                                       ---------------------------    --------------------------     ---------------------------
                                       NUMBER OF       WTD. AVG.      NUMBER OF      WTD. AVG.        NUMBER OF      WTD. AVG.
                                        OPTIONS        EX. PRICE       OPTIONS       EX. PRICE         OPTIONS       EX. PRICE
                                       -----------     -----------    -----------    -----------     ------------    -----------

Outstanding at beginning of year...     1,431,368      $     11.70     1,590,335     $     11.46       1,650,035      $    11.26
Granted............................        14,000            18.60        10,000           15.63          35,000           12.01
Exercised..........................      (364,201)           10.87      (149,500)           8.85         (87,627)           8.04
Forfeited..........................        (6,200)           19.66       (19,467)          15.73          (7,073)          10.78
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at end of year.........     1,074,967      $     12.03     1,431,368      $    11.70       1,590,335      $    11.46
                                       ===========     ===========    ===========    ===========     ============    ===========
Exercisable at end of year.........       900,267      $     12.30     1,101,208      $    12.27       1,078,482      $    12.27

     The following table summarizes information concerning options outstanding and exercisable at January 29, 2005:

                                OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
  ------------------------------------------------------------------------------    ---------------------------------
                                                 WTD. AVG.
      EXERCISE                NUMBER             REMAINING         WTD. AVG.          NUMBER              AVERAGE
    PRICE RANGE             OUTSTANDING         CONTRACTUAL        EX. PRICE        EXERCISABLE          EXERCISE
                                                   LIFE                                                    PRICE
---------------------      --------------     ----------------    -------------    --------------      --------------

    $  7.05-$14.00            960,967               4.13          $    11.35           814,267          $    11.71
    $14.59-$19.50              84,000               4.78               15.71            56,000               14.98
    $21.00-$24.31              30,000               3.14               23.56            30,000               23.56
                           --------------     ----------------    -------------    --------------      --------------
    $  7.05-$24.31           1,074,967              4.15          $    12.03           900,267          $    12.30
                           ==============     ================    =============    ==============      ==============

     Pursuant to the Holding Company's stock repurchase program the Holding
Company may, at the discretion of management, purchase up to an additional $12.6 million of its Common Stock, from time to time, through September 30, 2005. The extent and timing of stock repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit
Facility, compliance with certain restrictive covenants and the Holding
Company's cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
As of January 29, 2005, and from inception of the program to date, the Holding
Company has repurchased a total of 2,207,904 shares for $27.4 million.

     In February 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted
Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005 and was accounted for as a component of the
Holding Company's stockholders' equity. Compensation expense of approximately
$1.2 million has been amortized over four years and totaled approximately $0.3 million in each of 2004, 2003 and 2002.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LONG -TERM INCENTIVE PLANS AND OTHER (CONTINUED)

     In August 2003, an executive officer of Finlay was issued an additional
50,000 shares of Restricted Stock, pursuant to a restricted stock agreement.
Fifty percent of the Restricted Stock became fully vested on January 31, 2005 and was accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $0.3 million and $0.1 million in 2004 and 2003, respectively. The remaining 50% of the Restricted Stock becomes fully vested on
June 30, 2007 and has been accounted for as a component of stockholders' equity.
Compensation expense of approximately $0.4 million is being amortized over the vesting period and totaled approximately $0.1 million in each of 2004 and 2003.

     In October 2003, certain executives of Finlay were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years and totaled approximately $0.1 million in each of 2004 and 2003.

     In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years and totaled approximately $0.2 million in 2004.

NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors of the Holding Company adopted the
Executive Deferred Compensation and Stock Purchase Plan and the Director
Deferred Compensation and Stock Purchase Plan, which was approved by the Holding
Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans,
key executives and non-employee directors, as directed by the Holding Company's
Compensation Committee, are eligible to acquire restricted stock units ("RSUs").
An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock.
Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive
RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company will credit a participant's plan account with one matching RSU for each participant
RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company. As of
January 29, 2005 and January 31, 2004, 98,422 and 10,380 RSUs, respectively, have been awarded under the RSU Plans. Amortization totaled approximately $0.4 million and $0.1 million for 2004 and 2003, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

     We conduct substantially all of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive certain reimbursements for the undepreciated value of such fixed assets from the host store in the event such transfers occur. The value of such fixed assets are recorded at the inception of the license arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In several cases, we are subject to limitations under our license agreements with host department stores which prohibit us from operating departments for other store groups within a certain geographical radius of the host store.

     The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below), plus, in some instances, installment payments for fixed assets. Our operating leases consist primarily of office space rentals and these expire on various dates through
2008. Minimum fees, in the table below, represent the rent paid on these operating leases. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

                                           FISCAL YEAR ENDED
                                  --------------------------------------
                                  JANUARY 29,  JANUARY 31,   FEBRUARY 1,
                                     2005         2004         2003
                                  -----------  -----------   -----------

          Minimum fees .......     $  2,028     $  1,974     $  2,129
          Contingent fees ....      154,268      149,346      144,710
                                   --------     --------     --------
               Total .........     $156,296     $151,320     $146,839
                                   ========     ========     ========

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 29, 2005:

                                                           (IN THOUSANDS)
                                                           --------------

          2005 .............................................   $1,942
          2006 .............................................    1,917
          2007 .............................................    1,917
          2008 .............................................    1,278
          Thereafter .......................................     --
                                                               ------
               Total minimum payments required .............   $7,054
                                                               ======

NOTE 9--PROFIT SHARING PLAN

     We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year.
Additionally, we contribute 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Company contributions totaled $2.3 million, $2.1 million and $2.0 million for 2004, 2003 and 2002, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES

     For income tax reporting purposes, we have an October 31 year end. We file a consolidated Federal income tax return with our wholly-owned subsidiaries and our parent, the Holding Company. Our provision for income taxes and deferred tax assets and liabilities was calculated as if we filed our tax return on a stand-alone basis.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Deferred tax assets and liabilities at year end are as follows:

                                                                               JANUARY 29,  JANUARY 31,
                                                                                  2005         2004
                                                                               -----------  -----------
                                                                                   (IN THOUSANDS)

          Deferred Tax Assets
            Vendor allowances .............................................     $   --       $ 10,754
            Uniform inventory capitalization ..............................        3,416        3,747
            Expenses not currently deductible .............................        1,693        1,739
                                                                                --------     --------
                                                                                   5,109       16,240
            Valuation allowance ...........................................          100          100
                                                                                --------     --------
               Total current ..............................................        5,009       16,140
                                                                                --------     --------
            Deferred financing costs-non-current ..........................         --            103
                                                                                --------     --------
               Total non-current ..........................................         --            103
                                                                                --------     --------
                  Total deferred tax assets ...............................        5,009       16,243
                                                                                --------     --------
          Deferred Tax Liabilities
            LIFO inventory valuation ......................................       11,602        9,576
                                                                                --------     --------
               Total current ..............................................       11,602        9,576
                                                                                --------     --------
          Depreciation and amortization ...................................       21,070       22,095
                                                                                --------     --------
               Total non-current ..........................................       21,070       22,095
                                                                                --------     --------
                  Total deferred tax liabilities ..........................       32,672       31,671
                                                                                --------     --------
                    Net deferred income tax liabilities ...................     $ 27,663     $ 15,428
                                                                                ========     ========
               Net current deferred income tax (assets) liabilities .......     $  6,593     $ (6,564)
               Net non-current deferred income tax liabilities ............       21,070       21,992
                                                                                --------     --------
                    Net deferred income tax liabilities ...................     $ 27,663     $ 15,428
                                                                                ========     ========

     The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                 JANUARY 29,     JANUARY 31,    FEBRUARY 1,
                                                    2005            2004           2003
                                                 -----------     -----------    -----------

          Current taxes .....................     $ (1,788)       $  9,276       $ 12,082
          Deferred taxes ....................       12,235           6,759          3,982
                                                  --------        --------       --------
          Provision for income taxes ........     $ 10,447        $ 16,035       $ 16,064
                                                  ========        ========       ========

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES (CONTINUED)

                                                                         FISCAL YEAR ENDED
                                                               ---------------------------------------
                                                               JANUARY 29,    JANUARY 31,  FEBRUARY 1,
                                                                  2005           2004        2003
                                                               -----------    -----------  -----------

          Federal statutory provision ......................     $ 10,478      $ 14,286     $ 14,449
          Foreign tax refund ...............................       (1,800)         --           --
          Redetermination of foreign tax credits ...........        1,200          --           --
          State and local taxes, net of federal benefit ....        1,121         1,343        1,393
          Reversal of tax accruals no longer required ......       (1,025)         --           --
          Other ............................................          473           406          222
                                                                 --------      --------     --------
          Provision for income taxes .......................     $ 10,447      $ 16,035     $ 16,064
                                                                 ========      ========     ========

     During 2004, a benefit of approximately $1.0 million was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. Total current deferred tax assets decreased by approximately $11.1 million in 2004, primarily as a result of the utilization of deferred tax assets related to the approval from the Internal
Revenue Service of a favorable change of accounting method regarding vendor allowances. Further, in 2004, we recorded refunds claimed for foreign taxes originally paid in 1995 and 1996, together with an adjustment for foreign tax credits previously used to reduce U.S. income tax liability. This resulted in a net recovery of foreign tax of approximately $0.6 million. In 2002, we recorded an income tax benefit of $11.7 million in connection with the cumulative effect of an accounting change.

     A number of years may elapse before a particular matter, for which we have established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of tax contingencies. The favorable or unfavorable settlement of any particular issue will be recognized as a decrease or an increase to our income tax expense in the year of resolution. Our tax accruals are presented in the balance sheet with income and other taxes.

NOTE 11--DISCONTINUED OPERATIONS

     During 2003, Federated Department Stores, Inc. ("Federated") announced that it would not renew our license agreement in its Burdines department store division due to the consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the license agreement in January 2004 resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the years ended January 31,
2004 and February 1, 2003.

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                                        FISCAL YEAR ENDED
                                                   --------------------------
                                                   JANUARY 31,    FEBRUARY 1,
                                                      2004          2003
                                                   ----------     ----------

Sales .......................................      $ 55,006       $ 53,413
Income before income taxes (1) (2) ..........         3,676          6,255
Discontinued operations, net of tax (3) .....       (11,537)         3,810

----------
(1)    Includes an allocation of $0.2 million of interest expense related to the
       Revolving Credit Agreement for each of 2003 and 2002.

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

     The assets of the Burdines departments are as follows (in thousands):

                                                         JANUARY 31,
                                                            2004
                                                         ----------

          Cash and cash equivalents ...................   $     9
          Accounts receivable-department stores .......     1,999
          Merchandise inventories .....................     9,432
                                                          -------
          Total assets ................................   $11,440
                                                          =======

NOTE 12--COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of April 8, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated, in accordance with the provisions of the employment agreement. The new employment agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals, which are not yet determinable.

     The New Senior Notes, the Revolving Credit Agreement and the Gold
Consignment Agreement currently restrict the amount of annual distributions to the Holding Company, including those required to fund stock repurchases. During
2004, we declared $39.7 million of dividends and $39.7 million was distributed to the Holding Company. During 2003, we declared $15.8 million of dividends and
$13.5 million was distributed to the Holding Company. During 2002, we declared
$17.6 million of dividends and $15.7 million was distributed to the Holding
Company.

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by The May Department
Stores Company ("May") and Federated accounted for 54% (including Marshall
Field's for the 2004 fiscal year) and 18%, respectively, of our sales. We believe that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on our financial position or results of operations. Refer to Note 16 for subsequent event information regarding May and Federated.

     We have not provided any third-party financial guarantees as of January 29,
2005 and January 31, 2004 and for each of the three fiscal years in the period ended January 29, 2005.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2004 and
2003 (dollars in thousands). The 2003 quarterly financial data has been revised to reflect the Burdines department store division as a discontinued operation.

                                                        FISCAL YEAR ENDED JANUARY 29, 2005
                                                -----------------------------------------------------
                                                  FIRST         SECOND         THIRD        FOURTH
                                                QUARTER (a)   QUARTER (a)     QUARTER       QUARTER
                                                -----------   -----------    ---------     ----------

  Sales .....................................    $ 187,572     $ 188,638     $ 166,841     $ 380,555
  Gross margin ..............................       95,729        96,164        84,612       197,210
  Selling, general and administrative
    expenses ................................       88,181        87,286        82,629       138,089
  Income (loss) from operations .............        3,159         4,504        (2,315)       50,727
  Net income (loss) (b) .....................         (530)       (3,330)       (4,828)       28,175

                                                        FISCAL YEAR ENDED JANUARY 31, 2004
                                                 --------------------------------------------------
                                                   FIRST        SECOND        THIRD        FOURTH
                                                  QUARTER       QUARTER      QUARTER       QUARTER
                                                 ---------     ---------     --------     ---------

Sales .......................................    $ 175,427     $ 182,229    $ 165,784     $ 378,976
Gross margin ................................       90,766        92,796       84,717       193,620
Selling, general and administrative
  expenses ..................................       83,909        84,117       80,426       139,049
Income (loss) from operations ...............        2,669         4,502          (62)       50,263
Income (loss) from continuing operations ....         (845)          195       (2,589)       28,020
Discontinued operations, net of tax (c) .....          611           450         (123)      (12,475)
Net income (loss) ...........................         (234)          645       (2,713)       15,546

----------
(a)  The thirteen week periods ended May 1, 2004 and July 31, 2004 have been restated to reflect the change in our method of determining price indices used in the valuation of LIFO inventories.

(b)  Net income (loss) includes debt extinguishment costs of $6.0 million, on a pre-tax basis, related to the refinancing of the Senior Notes in the second quarter of 2004.

(c)  Discontinued operations includes the after-tax operations of the Burdines departments and the write-down of goodwill of $13.8 million in the fourth quarter of 2003.

NOTE 14--DEPARTMENT CLOSINGS

     In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales. Through January 29, 2005, a total of 27 stores have closed. During
2004 and 2003, we recorded charges of $1.0 million and $0.5 million, respectively relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 15--SALE AND CLOSURE OF SONAB

     In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B.
("Sonab"), our European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in
France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--SALE AND CLOSURE OF SONAB (CONTINUED)

     As of January 29, 2005, our exit plan has been completed with the exception of certain legal matters and we are in the process of liquidating the subsidiary. During the fourth quarter of 2004, we revised our estimate of closure expenses to reflect our remaining liability and, as a result, reduced our accrual by $0.4 million. To date, we have charged a total of $26.4 million against our revised estimate of $26.8 million. We do not believe future operating results will be materially impacted by any remaining payments.

NOTE 16--SUBSEQUENT EVENTS

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable at various dates over the next three years. Finlay's license agreements with Federated are terminable at various dates over the next two years. There is no assurance that our host store relationships with May and Federated or future results of operations will not be adversely impacted as a result of this transaction.

     On March 1, 2005, the Holding Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle & Co. Jewelers
("Carlyle"). Carlyle is a privately-owned regional chain, located primarily in the southeastern United States, with 32 jewelry stores and annual sales of approximately $80.0 million (unaudited). Finlay is presently engaged in its due diligence review of Carlyle.

