Form 10-Q
period 2005-04-30
FINLAY FINE JEWELRY CORP
filed 2005-06-09
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 30, 2005

                                       or

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3287757
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

             529 Fifth Avenue, New York, NY                         10017
             ------------------------------                      ----------
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

                           Yes   [ ]                   No [ ]

As of June 3, 2005, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d)
of the Exchange Act and is voluntarily filing this Quarterly Report on Form
10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED APRIL 30, 2005

                                      INDEX



                                                                                                     PAGE(S)
                                                                                                     -------

PART I - FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Operations for the thirteen weeks ended
                    April 30, 2005 and May 1, 2004......................................................1

                    Consolidated Balance Sheets as of April 30, 2005 and
                    January 29, 2005....................................................................2

                    Consolidated Statements of Changes in Stockholder's Equity and
                    Comprehensive Income (Loss) for the year ended January 29, 2005 and the thirteen weeks ended April 30, 2005.............................................3

                    Consolidated Statements of Cash Flows for the thirteen weeks ended
                    April 30, 2005 and May 1, 2004......................................................4

                    Notes to Consolidated Financial Statements..........................................5

         Item 2.    Management's Discussion and Analysis of

PART II - OTHER INFORMATION



PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                                       MAY 1,
                                                       APRIL 30,       2004
                                                         2005      (AS RESTATED)
                                                       ---------   ------------

Sales ............................................     $ 185,729      $ 187,572
Cost of sales ....................................        92,299         91,843
                                                       ---------      ---------
    Gross margin .................................        93,430         95,729
Selling, general and administrative expenses .....        88,909         88,181
Depreciation and amortization ....................         4,120          4,389
                                                       ---------      ---------
    Income from operations .......................           401          3,159
Interest expense, net ............................         5,068          3,975
                                                       ---------      ---------
    Loss before income taxes .....................        (4,667)          (816)
Benefit for income taxes .........................        (1,843)          (286)
                                                       ---------      ---------
    Net loss .....................................     $  (2,824)     $    (530)
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                        APRIL 30,   JANUARY 29,
                                                                          2005        2005
                                                                        ---------   -----------

                                      ASSETS
Current assets:
  Cash and cash equivalents .........................................   $   1,099   $  61,957
  Accounts receivable - department stores ...........................      42,350      22,598
  Other receivables .................................................      37,902      35,747
  Merchandise inventories ...........................................     295,752     278,589
  Prepaid expenses and other ........................................       5,224       2,958
                                                                        ---------   ---------
     Total current assets ...........................................     382,327     401,849
                                                                        ---------   ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ..........     113,841     113,039
  Less - accumulated depreciation and amortization ..................      53,602      50,558
                                                                        ---------   ---------
     Fixed assets, net ..............................................      60,239      62,481
                                                                        ---------   ---------
Deferred charges and other assets, net ..............................      16,017      16,859
Goodwill ............................................................      77,288      77,288
                                                                        ---------   ---------
     Total assets ...................................................   $ 535,871   $ 558,477
                                                                        =========   =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings .............................................   $  11,087   $    --
  Accounts payable - trade ..........................................      76,318     102,994
  Accrued liabilities:
     Accrued salaries and benefits ..................................      14,810      14,654
     Accrued miscellaneous taxes ....................................       5,754       7,242
     Accrued interest ...............................................       7,262       3,120
     Deferred income ................................................       6,984       8,449
     Deferred income taxes ..........................................       6,128       6,593
     Other ..........................................................      11,677      10,539
  Income taxes payable ..............................................      10,329      16,479
   Due to parent ....................................................       1,870       1,893
                                                                        ---------   ---------
     Total current liabilities ......................................     152,219     171,963
Long-term debt ......................................................     200,000     200,000
Deferred income taxes ...............................................      20,850      21,070
Other non-current liabilities .......................................         523         587
                                                                        ---------   ---------
     Total liabilities ..............................................     373,592     393,620
                                                                        ---------   ---------
Commitments and contingencies (see Note 10)
  Stockholder's equity:
     Common Stock, par value $.01 per share; authorized 5,000 shares;
      issued and outstanding 1,000 shares ...........................        --          --
  Additional paid-in capital ........................................      82,975      82,975
  Retained earnings .................................................      79,170      81,994
  Accumulated other comprehensive income (loss) .....................         134        (112)

                                                                        ---------   ---------
     Total stockholder's equity .....................................     162,279     164,857
                                                                        ---------   ---------
     Total liabilities and stockholder's equity .....................   $ 535,871   $ 558,477
                                                                        =========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                       ACCUMULATED
                                             COMMON STOCK                                 OTHER
                                         ------------------   ADDITIONAL              COMPREHENSIVE        TOTAL
                                          NUMBER               PAID-IN     RETAINED       INCOME       STOCKHOLDER'S  COMPREHENSIVE
                                         OF SHARES   AMOUNT    CAPITAL     EARNINGS       (LOSS)          EQUITY      INCOME/(LOSS)
                                         ---------   ------   ----------  ----------  -------------    -------------   -------------

Balance, January 31, 2004 ............     1,000      --      $  82,975   $ 102,210    $     (85)       $ 185,100
    Net income .......................      --        --         --          19,487         --             19,487        $  19,487
    Change in fair value of gold
         forward contracts, net of tax      --        --         --         --               (27)             (27)             (27)
                                                                                                                         ---------
    Comprehensive income .............      --        --         --         --              --               --          $  19,460
                                                                                                                         =========

    Dividends on common stock ........      --                   --         (39,703)        --            (39,703)
                                           -----   --------   ---------    --------    ---------          -------
Balance, January 29, 2005 ............     1,000      --         82,975      81,994         (112)         164,857

    Net loss .........................      --        --         --          (2,824)        --             (2,824)       $  (2,824)
    Change in fair value of gold
         forward contracts, net of tax      --        --         --          --              246              246              246
                                                                                                                         ---------
    Comprehensive loss ...............      --        --         --          --             --                --         $  (2,578)
                                           -----   --------   ---------    --------    ---------          -------        =========

Balance, April 30, 2005 ..............     1,000   $  --      $  82,975    $ 79,170    $     134          162,279
                                           =====   ========   =========    ========    =========          =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                   (UNAUDITED)
                                                                                     THIRTEEN WEEKS ENDED
                                                                                  ----------------------------
                                                                                                    MAY 1,
                                                                                    APRIL 30,        2004
                                                                                     2005        (AS RESTATED)
                                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................................      $  (2,824)      $    (530)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................          4,120           4,389
  Amortization of deferred financing costs ..................................            312             206
  Amortization of restricted stock compensation and
     restricted stock units .................................................            235             235
  Deferred income tax provision .............................................           (685)            375
  Other, net ................................................................            995             (14)
   Changes in operating assets and liabilities:
     Increase in accounts and other receivables .............................        (21,907)        (22,599)
     Increase in merchandise inventories ....................................        (17,163)        (21,981)
     Increase in prepaid expenses and other .................................         (2,266)         (2,206)
     Decrease in accounts payable and accrued liabilities ...................        (46,673)        (58,718)
       Increase (decrease) in due to parent .................................           (258)            274
                                                                                   ---------       ---------
         NET CASH USED IN OPERATING ACTIVITIES ..............................        (86,114)       (100,569)
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ...............         (2,152)         (3,120)
                                                                                   ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ...............................         (2,152)         (3,120)
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................................        129,277         129,837
  Principal payments on revolving credit facility ...........................       (118,190)       (116,299)
   Capitalized financing costs ..............................................           (123)           --
   Bank overdraft ...........................................................         16,444           9,522
   Payment of dividends .....................................................           --            (6,862)
                                                                                   ---------       ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......................         27,408          16,198
                                                                                   ---------       ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ............................        (60,858)        (87,491)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................         61,957          89,481
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................      $   1,099       $   1,990
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...........................................................      $     599       $     580
                                                                                   =========       =========
    Income taxes paid .......................................................      $   5,075       $   4,345
                                                                                   =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine
Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry," the
"Registrant," "we," "us" and "our"), a wholly-owned subsidiary of Finlay
Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of April 30, 2005, and our results of operations and cash flows for the thirteen weeks ended April 30, 2005 and May 1, 2004. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2005 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 29, 2005 ("Form
10-K") previously filed with the Commission.

     Our fiscal year ends on the Saturday closest to January 31. References to
2005, 2004, 2003 and 2002 relate to the fiscal years ending January 28, 2006,
January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Each of the fiscal years includes 52 weeks.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product. Such contracts typically have durations ranging from one to nine months. At both April 30, 2005 and January 29, 2005, we had several open positions in gold forward

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contracts totaling 22,050 fine troy ounces and 37,000 fine troy ounces, respectively, to purchase gold for $9.6 million and $16.1 million, respectively.
The fair value of gold under such contracts was $9.7 million and $15.8 million at April 30, 2005 and January 29, 2005, respectively.

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

     As of April 30, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $13.1 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $7.0 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At April 30, 2005, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.2 million. At January
29, 2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income at April 30, 2005 of $0.1 million, net of

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

tax, is expected to be reclassified into earnings during 2005. The amount recorded in accumulated other comprehensive loss at January 29, 2005 of $0.1 million, net of tax, was reclassified into earnings in the first quarter of
2005.

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



                                                                THIRTEEN WEEKS ENDED
                                                             -------------------------
                                                                             MAY 1,
                                                             APRIL 30,        2004
                                                               2005      (AS RESTATED)
                                                             --------    -------------
                                                                  (IN THOUSANDS)

Reported net loss .........................................   $(2,824)      $  (530)
Add: Stock-based employee compensation expense
     determined under the fair value method, net of tax....      (224)         (253)
Deduct: Stock-based employee compensation expense
     included in reported net loss, net of tax ............       190           174
                                                              -------       -------
Pro forma net loss ........................................   $(2,858)      $  (609)
                                                              =======       =======


         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. Although we are in the process of determining the impact of this Statement on our results of operations, the historical impact for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, under SFAS
No. 123 is shown in the table above.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In March 2005, the Commission issued Staff Accounting Bulletin ("SAB") No.
107 "Share-Based Payment." SAB No. 107 expresses views of the Commission staff regarding the interaction between SFAS No. 123(R) and certain Commission rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently, the Commission decided to delay the required implementation of SFAS No. 123(R) to years beginning after June 15,
2005. We will adopt SFAS No. 123(R) for the first quarter of fiscal 2006.

NOTE 3 - DESCRIPTION OF BUSINESS

     We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United States. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations, due to the seasonality of the retail jewelry industry. During 2004, store groups owned by The May Department
Stores Company ("May") and Federated Department Stores, Inc. ("Federated")
accounted for 59% (including Marshall Field's for the 2004 fiscal year) and 19%, respectively, of our sales.

NOTE 4 - SHORT AND LONG-TERM DEBT

     On January 22, 2003, our revolving credit agreement with General Electric
Capital Corporation ("GECC") and certain other lenders was amended and restated
(the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides us with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At April 30,
2005, $11.1 million was outstanding under this facility, at which point the available borrowings were $192.7 million. The average amounts outstanding under the Revolving Credit Agreement were $11.8 million and $10.3 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The maximum amount outstanding for the thirteen weeks ended April 30, 2005 was $32.6 million, at which point the available borrowings were an additional $174.3 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from
1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 6.1% and 4.2% for the thirteen weeks ended April 30,
2005 and May 1, 2004, respectively.

     During 2004, we and the Holding Company each commenced an offer to purchase for cash any and all of our 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes") and the
Holding Company's 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures"), respectively.
Holders of approximately 98% and 79% of the outstanding Senior Notes and the outstanding Senior Debentures, respectively, tendered their securities and consented to the proposed amendments to the related indentures. Additionally, during 2004, we completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes").
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

      The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness and senior to any of our future indebtedness that is expressly subordinated to the New Senior Notes. The New Senior Notes are effectively subordinated to (a)
our secured indebtedness, including obligations under our Revolving Credit
Agreement and our Gold Consignment Agreement (as defined herein), to the extent of the value of the assets securing such indebtedness, to (b) the indebtedness and other liabilities (including trade payables) of our subsidiaries. We may redeem the New Senior Notes, in whole or in part, at any time on or after June
1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, we may redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the New Senior Notes may require us to purchase all or a portion of such holder's New Senior Notes at a purchase price equal to
101% of the principal amount thereof, plus accrued interest to the purchase date.

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

NOTE 5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:
                                                          APRIL 30,  JANUARY 29,
                                                            2005        2005
                                                          --------   -----------
                                                              (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO")  basis) ..........      $314,832      $297,266
   Less:  Excess of FIFO cost over LIFO inventory value     19,080        18,677
                                                          --------      --------
                                                          $295,752      $278,589
                                                          ========      ========

      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of fiscal 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS.
During the third quarter of fiscal 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. The LIFO charge for the thirteen weeks ended April 30, 2005 was approximately $0.4 million. The net loss for the thirteen weeks ended May 1,
2004 has been restated to reflect this change in accordance with SFAS No. 3,
"Reporting Accounting Changes in Interim Financial Statements". Under the new
accounting method, the LIFO charge for the thirteen weeks ended May 1, 2004, was approximately $0.3

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MERCHANDISE INVENTORIES (CONTINUED)

million compared to $0.8 million, as previously reported. The following table presents the net loss for the thirteen weeks ended May 1, 2004, as restated:

                                              THIRTEEN WEEKS
                                                   ENDED
                                               MAY 1, 2004
                                              --------------
                                              (IN THOUSANDS)
NET LOSS:
Net loss, as previously reported ...........      $(830)
Impact of change in LIFO inventory valuation
     method, net of tax ....................        300
                                                  -----
Net loss, as restated ......................      $(530)
                                                  =====

         Approximately $358.9 million and $349.7 million at April 30, 2005 and
January 29, 2005, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

      We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

      Our Gold Consignment Agreement matures on July 31, 2005, and permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. We are currently in the process of extending the term of the Gold
Consignment Agreement. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At April 30, 2005 and January 29, 2005, amounts outstanding under the Gold Consignment Agreement totaled 113,892 and
116,687 fine troy ounces, respectively, valued at $49.6 million and $49.8 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the
Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
             AGREEMENTS

     We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive certain reimbursements for the undepreciated value of such fixed assets from the host store in the event such transfers occur. The value of such fixed assets are recorded at the inception of the license arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In several cases, we are subject to limitations under our license agreements with host department stores which prohibit us from operating departments for other store groups within a certain geographical radius of the host store.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
         AGREEMENTS (CONTINUED)

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

                               THIRTEEN WEEKS ENDED
                               --------------------
                               APRIL 30,     MAY 1,
                                 2005         2004
                               --------     -------
                                  (IN THOUSANDS)
          Minimum fees ..      $ 1,942      $ 2,028
          Contingent fees       29,674       29,768
                               -------      -------
            Total .......      $31,616      $31,796
                               =======      =======

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER

      Pursuant to the Holding Company's stock repurchase program the Holding
Company may, at the discretion of management, purchase up to $12.6 million of its Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the
Board of Directors at any time. As of April 30, 2005, and from inception of the program, the Holding Company has repurchased a total of 2,207,904 shares for
$27.4 million.

      In February 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted
Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005 and was accounted for as a component of the
Holding Company's stockholders' equity. Compensation expense of approximately
$1.2 million has been amortized over four years and totaled approximately
$76,000 for the thirteen weeks ended May 1, 2004.

       In August 2003, an executive officer of Finlay was issued an additional
50,000 shares of Restricted Stock, pursuant to a restricted stock agreement.
Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company's stockholders'
equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $66,000 for the thirteen weeks ended May 1, 2004. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of the Holding
Company stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period and totaled approximately $25,000 for each of the thirteen week periods ended April 30, 2005 and May 1, 2004.

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
Compensation expense of approximately $0.5 million is being amortized over four years and totaled approximately $30,000 for each of the thirteen week periods ended April 30, 2005 and May 1, 2004.

      In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years and totaled approximately $78,000 for the thirteen weeks ended April 30, 2005.

       In April 2005, certain executives of the Company were awarded a total of
46,800 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years.

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
         PURCHASE PLANS

         In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director
Deferred Compensation and Stock Purchase Plan, which was approved by the Holding
Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans,
key executives of Finlay and the Holding Company's non-employee directors as designated by the Holding Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii)
matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock of the Holding Company. As of April 30, 2005, 190,004 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks ended April 30, 2005 and May 1, 2004 totaled approximately $0.1 million and $40,000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPARTMENT CLOSINGS

     In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of two departments during the thirteen weeks ended April 30, 2005. For the thirteen weeks ended April 30, 2005 and May 1, 2004, we recorded charges of approximately $33,000 and $0.4 million, respectively, relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of June 3, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

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

     We have not provided any third-party financial guarantees as of April 30,
2005 and January 29, 2005.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENT

      On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle & Co. Jewelers ("Carlyle"). The purchase price was approximately $29.0 million and was financed with additional borrowings under our Revolving Credit Agreement. Founded in North Carolina in
1922, Carlyle is located primarily in the southeastern United States, with 34 specialty jewelry stores operating under the Carlyle & Co., J.E. Caldwell & Co.
and Park Promenade trade names and had annual sales of $86.0 million during its last fiscal year. The Carlyle subsidiaries will operate as a separate division of Finlay Jewelry.

      In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and Carlyle's cash requirements going forward will be funded under Finlay's Revolving Credit Agreement. In connection with the acquisition, we replaced the existing Revolving Credit Agreement and entered into an amended and restated credit agreement (the "Restated Credit
Agreement") with GECC and certain other lenders and we entered into a consent and amendment to the Gold Consignment Agreement (the "Gold Consignment
Amendment"), to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with us, entered into supplemental indentures and guarantees (the "Supplemental Indentures") to guarantee our obligations under the New Senior Notes.

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

     o    CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that are considered both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Form 10-K.

     o    FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE
          RESULTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

     On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle. The purchase price was approximately $29.0 million and was financed with additional borrowings under our Revolving Credit Agreement. Founded in North Carolina in 1922, Carlyle is
located primarily in the southeastern United States, with 34 specialty jewelry stores and annual sales of $86.0 million during its last fiscal year. Unless otherwise indicated, the following discussion excludes Carlyle, as the acquisition closed subsequent to April 30, 2005.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of April
30, 2005, we operated 962 locations in 16 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide exceptional customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. We believe that we are an important contributor to each of our host store groups and we

continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service.
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

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on, include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

FIRST QUARTER HIGHLIGHTS

     Total sales were $185.7 million for the thirteen weeks ended April 30, 2005 compared to $187.6 million for the thirteen weeks ended May 1, 2004, a decrease of 1.0%. Comparable department sales increased 0.5%. Gross margin decreased by
$2.3 million compared to 2004, and as a percentage of sales, gross margin decreased by 0.7% from 51.0% to 50.3%. SG&A increased $0.7 million and as a percentage of sales, SG&A increased 0.9% from 47.0% to 47.9%. Borrowings under the Revolving Credit Agreement decreased slightly by $2.5 million at April 30,
2005 as compared to May 1, 2004. Maximum outstanding borrowings during the thirteen weeks ended April 30, 2005 were $32.6 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$174.3 million.

OPPORTUNITIES

     We believe that current trends in jewelry retailing provide a significant opportunity for our future growth. Consumers spent approximately $57.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United
States in calendar year 2004, an increase of approximately $21.0 billion over
1994, according to the United States Department of Commerce. In the department store sector in which we operate, consumers spent an estimated $4.1 billion on fine jewelry in calendar year 2003. Our management believes that demographic factors such as the maturing U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers

today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value. As discussed above, we completed the acquisition of
Carlyle on May 19, 2005.

     In 2004, we tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments.
This new category of merchandise will be expanded to additional departments during 2005 and is estimated to generate sales of $10-$15 million on a annual basis.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belks and plan to add seven more departments within these host store groups during 2005.

     Since November 2003, we have been selling fine jewelry on the SmartBargains internet site and fulfilling this e-business through our distribution center.
Sales generated during 2004 totaled approximately $8.0 million. We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry.

   We continue to seek growth opportunities and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add departments within existing host store groups;

     o    Add new stores to the Carlyle division;

     o    Expand our most productive departments;

     o    Identify and acquire new businesses;

     o    Open new channels of distribution;

     o    Introduce new fashion trends;

     o    Add new host store relationships;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage; and

     o    De-leverage the balance sheet.

RISKS AND UNCERTAINTIES

   The risks and challenges facing our business include:

     o    Host store consolidation; and

     o    Dependence on or loss of certain host store relationships.

   During 2004, approximately 59% (including Marshall Field's for the 2004 fiscal year) and 19% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent. Nevertheless, a decision by either company, or certain of our other host store groups, to terminate existing relationships, to assume the operation of those departments themselves, or to close significant number of stores would have a material adverse effect on our business and financial condition.

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

   During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of two departments during the thirteen weeks ended April 30, 2005. Through April 30, 2005, a total of 29 stores have closed.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

STATEMENTS OF OPERATIONS DATA


                                                             THIRTEEN WEEKS ENDED
                                                          ----------------------------
                                                                              MAY 1,
                                                            APRIL 30,          2004
                                                             2005          (AS RESTATED)
                                                          -----------      -----------

  Sales................................................     100.0%           100.0%
  Cost of sales........................................      49.7             49.0
                                                          -----------      -----------
      Gross margin.....................................      50.3             51.0
  Selling, general and administrative expenses.........      47.9             47.0
  Depreciation and amortization........................       2.2              2.3
                                                          -----------      -----------
      Income from operations...........................       0.2              1.7
  Interest expense, net................................       2.7              2.1
                                                          -----------      -----------
      Loss before income taxes.........................      (2.5)            (0.4)
  Benefit for income taxes.............................      (1.0)            (0.1)
                                                          -----------      -----------
      Net loss.........................................      (1.5)%           (0.3)%
                                                          ===========      ===========


THIRTEEN WEEKS ENDED APRIL 30, 2005 COMPARED WITH THIRTEEN WEEKS ENDED MAY 1,
2004

     SALES. Sales for the thirteen weeks ended April 30, 2005 decreased $1.8 million, or 1.0%, over the comparable period in 2004. Comparable department sales (departments open for the same months during the comparable periods)
increased 0.5%. We attribute the decrease in sales primarily to the continued
challenging retail environment.

     During the thirteen weeks ended April 30, 2005, we opened four departments, including two departments in Dillard's and closed four departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin decreased by $2.3 million in 2005 compared to
2004, and, as a percentage of sales, gross margin decreased by 0.7%. The components of this 0.7% net decrease in gross margin are as follows:

             COMPONENT                 %                   REASON
 --------------------------------- ----------   --------------------------------
 Merchandise cost of sales........   (0.4)%     Increase in merchandise cost of
                                                sales is due to our continued
                                                efforts to increase market
                                                penetration and market share
                                                through our pricing strategy,
                                                the mix of sales with increased
                                                sales in the diamond, designer
                                                and clearance categories which
                                                have lower margins than other
                                                categories, as well as the
                                                increased price of gold.

 Other ...........................     (0.3)%   Increase in other cost of sales
                                                is due to the net increase in
                                                various other components of cost
                                                of sales.
                                       ----
              Total ..............     (0.7)%
                                       ====

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $0.7 million, or 0.8%. As a percentage of sales, SG&A increased by 0.9%. The components of this 0.9% net increase in SG&A are as follows:

            COMPONENT                 %                   REASON
---------------------------------- ---------    --------------------------------
Net advertising expenditures......   0.4        Decrease is due to lower gross
                                                advertising expenditures and
                                                increased vendor support.

Payroll and other expenses........  (1.3)       The increase in payroll and
                                                other expenses is due to lower
                                                than expected same store sales
                                                negatively impacting the
                                                leveraging of these expenses.
                                    ----
                 Total ...........  (0.9)%
                                    ====

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by
$0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

       INTEREST EXPENSE, NET. Interest expense increased by $1.1 million primarily due to an increase in average borrowings ($211.8 million for the period in 2005 compared to $160.3 million for the comparable period in 2004) as a result of the sale of the New Senior Notes, which was undertaken as part of the refinancing of the Senior Notes. The weighted average interest rate was approximately 8.3% for the 2005 period compared to 8.1% for the comparable period in 2004.

      BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% and 39.0%, respectively.

      NET LOSS. Net loss of $2.8 million for the 2005 period, represents an increased loss of $2.3 million as compared to the net loss of $0.5 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Information about our financial position as of April 30, 2005 and January
29, 2005 is presented in the following table:

                                      APRIL 30,    JANUARY 29,
                                         2005          2005
                                      ---------    -----------
                                       (DOLLARS IN THOUSANDS)
        Cash and cash equivalents      $  1,099      $ 61,957
        Working capital .........       230,108       229,886
        Long-term debt ..........       200,000       200,000
        Stockholder's equity ....       162,279       164,857

     Our primary capital requirements are for funding working capital for new departments and for growth of existing departments, as well as debt service obligations and license fees to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2004, capital expenditures totaled $12.7 million and for 2005 are estimated to be approximately $10 to $12 million, excluding any impact from the Carlyle acquisition. Although capital expenditures are limited by the terms of the
Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the thirteen weeks ended April 30, 2005 and May 1, 2004 were as follows:

                                                     THIRTEEN WEEKS ENDED
                                              ---------------------------------
                                                                     MAY 1,
                                                  APRIL 30,           2004
                                                     2005        (AS RESTATED)
                                              ---------------    --------------
                                                    (DOLLARS IN THOUSANDS)
          Operating activities .............      $ (86,114)      $(100,569)
          Investing activities .............         (2,152)         (3,120)
          Financing activities .............         27,408          16,198
                                                  ---------       ---------
               Net decrease in cash and cash
                    equivalents ............      $ (60,858)      $ (87,491)
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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees and payments of interest and taxes. Net cash flows used in operating activities were $86.1 million and
$100.6 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

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
Our working capital balance was $230.1 million at April 30, 2005, an increase of
$0.2 million from January 29, 2005.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $17.2 million, or 6.2%, as compared to. January 29, 2005 as a result of the seasonal increase in inventory for the Mother's Day period.

INVESTING ACTIVITIES

      Net cash used in investing activities, consisting of payments for capital expenditures, was $2.2 million and $3.1 million for the thirteen weeks ended
April 30, 2005 and May 1, 2004, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $27.4 million for the thirteen weeks ended April 30, 2005, consisting principally of proceeds from, and principal payments on, the
Revolving Credit Facility. Net cash provided from financing activities was $16.2 million for the thirteen weeks ended May 1, 2004.

     Our Revolving Credit Agreement, which expires in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 6.1% and 4.2% for the thirteen weeks ended April 30, 2005 and
May 1, 2004, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $11.1 million at April 30, 2005, compared to a zero balance at January 29, 2005 and $13.5 million at May 1, 2004. The average amounts outstanding under the Revolving Credit Agreement were $11.8 million and
$10.3 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The maximum amount outstanding for the thirteen weeks ended April
30, 2005 was $32.6 million, at which point the available borrowings were an additional $174.3 million.

     On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle. The purchase price was approximately $29.0 million and was financed with additional borrowings under the Revolving Credit Agreement. In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and
Carlyle's cash requirements going forward will be funded under our Revolving
Credit Agreement. As a result of the acquisition of Carlyle, we anticipate that borrowings under our Revolving Credit Agreement will increase by approximately
$50.0 million over last year. In connection with the acquisition, we replaced the existing Revolving Credit Agreement and entered into the Restated Credit
Agreement with GECC and certain other lenders and we entered into the Gold
Consignment Amendment, to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with us, entered into the Supplemental Indenture to guarantee our obligations under the
New Senior Notes.

     During 2004, we and the Holding Company each commenced an offer to purchase for cash any and all of our Senior Notes and the Holding Company's Senior
Debentures, respectively. Holders of approximately 98% and 79% of the outstanding Senior Notes and the outstanding Senior Debentures, respectively, tendered their securities and consented to the proposed amendments to the related indentures. Additionally, during 2004, we completed the sale of the New
Senior Notes. Interest on the New Senior Notes is payable semi-annually on June
1 and December 1 of each year and commenced on December 1, 2004.

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

     In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Notes and the Senior Debentures are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be needed to pay interest with respect to the New Senior Notes and amounts due under the Revolving Credit Agreement, including payments required under the
Balance Reduction Requirement. As of April 30, 2005, our outstanding borrowings were $211.1 million,

which included a $200.0 million balance under the New Senior Notes and $11.1 million balance under the Revolving Credit Agreement, compared to $238.5 million as of May 1, 2004.

       Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, we are a party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirteen weeks ended April
30, 2005, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2005. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company, including those required to fund stock repurchases. The amounts required to satisfy the aggregate of our interest expense totaled $0.6 million for each of the thirteen week periods ended April
30, 2005 and May 1, 2004.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of April 30, 2005, $358.9 million of consignment merchandise from approximately 300 vendors was on hand as compared to $370.3 million at May 1, 2004. For 2004, we had an average balance of consignment merchandise of $365.2 million.

       The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of April 30, 2005 (dollars in thousands):



                                                                         PAYMENTS DUE BY PERIOD
                                           -----------------------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS                    TOTAL       LESS THAN 1 YEAR   1 - 3 YEARS   3 - 5 YEARS   MORE THAN 5 YEARS
     -----------------------                    -----       ----------------   -----------   -----------   -----------------

Long-Term Debt Obligations:
    New Senior Notes (due 2012) (1) .......      $200,000      $   --            $   --         $   --         $200,000
Interest payments on New Senior Notes .....       125,625        16,750            33,500         33,500         41,875
Operating lease obligations (2) ...........         7,054         1,942             3,834          1,278           --
Revolving Credit Agreement (due 2008) (3) .        11,087        11,087              --             --             --
Gold Consignment Agreement (expires 2005) .        49,623        49,623              --             --             --
Gold forward contracts ....................         9,574         9,574              --             --             --
Employment agreement (expires 2008) .......         3,750           750             2,000          1,000           --
Letters of credit .........................        12,590        12,340              --              250           --
                                                 --------      --------          --------       --------       --------
   Total ..................................      $419,303      $102,066          $ 39,334       $ 36,028       $241,875
                                                 ========      ========          ========       ========       ========


---------------
(1)  On June 3, 2004, we issued $200.0 million of New Senior Notes due 2012.
     Refer to Note 4 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 29, 2005.

(3)  The outstanding balance under the Revolving Credit Agreement at June 3,
     2005 was $105.5 million.

     The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of April 30, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirteen weeks ended April 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold
Consignment Agreement matures on July 31, 2005 and permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. We are currently in the process of extending the term of the Gold Consignment
Agreement. At April 30, 2005, amounts outstanding under the Gold Consignment
Agreement totaled 113,892 fine troy ounces, valued at $49.6 million. The average amount outstanding under the Gold Consignment Agreement was $48.9 million in
2004. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires us to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At
April 30, 2005, we were in compliance with all of our covenants under the Gold
Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At April 30, 2005, we had several open positions in gold forward contracts totaling 22,050 fine troy ounces, to purchase gold for
$9.6 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

SEASONALITY

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on our results of operations has not been material in the periods discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended January 29, 2005.

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

       In March 2005 the Commission issued Staff Accounting Bulletin ("SAB") No.
107 "Share-Based Payment." SAB No. 107 expresses views of the Commission staff regarding the interaction between SFAS No. 123(R) and certain Commission rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently the Commission decided to delay the required implementation of SFAS No. 123(R) to years beginning after June 15,
2005. We will adopt SFAS No. 123(R) for the first quarter of fiscal 2006.

FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

    WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, FINANCE, INTEGRATE OR MAKE
ACQUISITIONS OUTSIDE OF THE LICENSED JEWELRY DEPARTMENT BUSINESS.

    We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business, such as our recent acquisition of Carlyle. There can be no assurance that the Carlyle acquisition or any other future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

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

    WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

     In 2004, merchandise obtained by us from our five largest vendors generated approximately 31% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. Additionally, in Carlyle's most recent fiscal year, merchandise obtained from its two largest vendors generated approximately 20% of their sales. There can be no assurances that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers.

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

    OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

    We currently have a significant amount of debt. As of April 30, 2005, we had
$200.0 million of debt outstanding (not including $12.6 million in letters of credit under our $225.0 million revolving credit facility). In 2004, our average revolver balance was $50.6 million and we peaked in usage at $99.8 million. In addition, as of April 30, 2005, the value of gold outstanding under the Gold
Consignment Agreement totaled $49.6 million. Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

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

    COMMODITY RISK

    We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of April 30, 2005, we had several open positions in gold forward contracts totaling 22,050 fine troy ounces, to purchase gold for $9.6 million. The fair value of gold under such contracts was $9.7 million at April 30, 2005. These contracts have settlement dates ranging from June 30, 2005 to September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

    DISCLOSURE CONTROLS AND PROCEDURES

    Our management, with the participation of our Chief Executive Officer
("CEO") and Chief Financial Officer ("CFO"), carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended April 30, 2005.

    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Finlay Jewelry have been detected. We conduct periodic evaluations of our controls to enhance, where necessary, our procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

    There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

    There were no repurchases of equity securities made by the Holding Company during the first quarter of 2005.

    Pursuant to the Holding Company's stock repurchase program the Holding
Company may, at the discretion of management, purchase up to $12.6 million of its Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and the Holding Company's cash position and requirements going forward. As of April 30, 2005, and from inception of the program, the Holding Company has repurchased a total of 2,207,904 shares for
$27.4 million.

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION

   2.1            Agreement and Plan of Merger, dated May 19, 2005, by and among
                  Finlay Fine Jewelry Corporation, FFJ Acquisition Corp.,
                  Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co.
                  Jewelers and Russell L. Cohen (as stockholders' agent)
                  (incorporated by reference to Exhibit 2.1 filed as part of the
                  Current Report on Form 8-K filed by Finlay Jewelry on May 25,
                  2005).

   3              Not Applicable.

   4              Not Applicable.

   10.1           Third Amended and Restated Credit Agreement, dated as of May
                  19, 2005, among Finlay Fine Jewelry Corporation and Carlyle &
                  Co. Jewelers, Finlay Enterprises, Inc., General Electric
                  Capital Corporation, individually and in its capacity as
                  administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other banks and
                  institutions (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay
                  Jewelry on May 25, 2005).

   10.2           Amendment to Amended and Restated Security Agreement, dated as of May 19, 2005, by and among Finlay Fine Jewelry Corporation,
                  Finlay Jewelry, Inc., Finlay Merchandising & Buying, Inc.,
                  eFinlay, Inc., Carlyle & Co. Jewelers, Carlyle and Co. of
                  Montgomery, Park Promenade, Inc. and J.E. Caldwell Co., and
                  General Electric Capital Corporation, individually and as
                  agent (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on
                  May 25, 2005).

   10.3           Consent and Amendment, dated as of May 19, 2005, among
                  Sovereign Bank, Sovereign Precious Metals, LLC (Sovereign Bank
                  and Sovereign Precious Metals, LLC individually and as
                  agents), Commerzbank International S.A., Finlay Fine Jewelry
                  Corporation and eFinlay, Inc. to the Amended and Restated Gold
                  Consignment Agreement, dated as of March 30, 2001, as amended
                  (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May
                  25, 2005).

   10.4           Joinder Agreement dated as of May 19, 2005 for the benefit of
                  General Electric Capital Corporation, as administrative agent, in connection with (i) that certain Amended and Restated
                  Guaranty dated as of January 22, 2003 among the guarantors party thereto and the agent, (ii) that certain Amended and
                  Restated Security Agreement dated as of January 22, 2003 among the grantors party thereto and the agent and (iii) that
                  certain Amended and Restated Pledge Agreement dated as of
                  January 22, 2003 among the pledgors party thereto and the
                  agent (incorporated by reference to Exhibit

   10.4           filed as part of the Current Report on Form 8-K filed by
                  Finlay Jewelry on May 25, 2005).

   10.5           Supplemental Indenture dated as of May 19, 2005 among Carlyle
                  & Co. Jewelers, Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.5 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May
                  25, 2005).

   10.6           Supplemental Indenture dated as of May 19, 2005 among J.E.
                  Caldwell Co., Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.6 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May
                  25, 2005).

   10.7           Supplemental Indenture dated as of May 19, 2005 among Carlyle
                  & Co. of Montgomery, Finlay Fine Jewelry Corporation and HSBC
                  Bank USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.7 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May
                  25, 2005).

   10.8           Supplemental Indenture dated as of May 19, 2005 among Park
                  Promenade, Inc., Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.8 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May
                  25, 2005).

   11             Statement re: Computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

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

Date: June 3, 2005                    FINLAY FINE JEWELRY CORPORATION

                                      By: /s/ Bruce E. Zurlnick
                                          -----------------------------------
                                          Bruce E. Zurlnick
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)

