Form 10-Q
period 2005-07-30
FINLAY FINE JEWELRY CORP
filed 2005-09-08
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 30, 2005
                                              -------------

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---   THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                        Commission File Number: 33-59380

                         FINLAY FINE JEWELRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3287757
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

      529 Fifth Avenue, New York, NY                          10017
----------------------------------------                   ------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                           Yes                                No    X
                               ------                            ------

As of September 2, 2005, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d)
of the Exchange Act and is voluntarily filing this Quarterly Report on Form
10-Q.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 30, 2005

                                      INDEX



                                                                                                        PAGE(S)
                                                                                                        -------

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004..............................1

                           Consolidated Balance Sheets as of July 30, 2005 and
                           January 29, 2005....................................................................3

                           Consolidated Statements of Changes in Stockholder's Equity and
                           Comprehensive Income (Loss) for the year ended January 29, 2005 and the twenty-six weeks ended July 30, 2005............................................4

                           Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004..............................5

                           Notes to Consolidated Financial Statements..........................................7

         Item 2.           Management's Discussion and Analysis of

PART II - OTHER INFORMATION



PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      THIRTEEN WEEKS ENDED
                                                                               ------------------------------------
                                                                                                       JULY 31,
                                                                                  JULY 30,               2004
                                                                                    2005            (AS RESTATED)
                                                                               ---------------      ---------------

Sales....................................................................       $   199,735         $   188,638
Cost of sales............................................................            99,556              92,474
                                                                               ---------------      ---------------
    Gross margin.........................................................           100,179              96,164
Selling, general and administrative expenses.............................            93,305              87,286
Depreciation and amortization............................................             4,209               4,374
Impairment of goodwill...................................................            77,288               -
                                                                               ---------------      ---------------
    Income (loss) from operations........................................           (74,623)              4,504
Interest expense, net....................................................             6,110               5,078
Other expense - debt extinguishment costs................................             -                   5,962
                                                                               ---------------      ---------------
    Loss before income taxes.............................................           (80,733)             (6,536)
Benefit for income taxes.................................................            (5,922)             (3,206)
                                                                               ---------------      ---------------
    Net loss.............................................................       $   (74,811)         $   (3,330)
                                                                               ===============      ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    TWENTY-SIX WEEKS ENDED
                                                                               ----------------------------------
                                                                                                     JULY 31,
                                                                                  JULY 30,             2004
                                                                                    2005           (AS RESTATED)
                                                                               ---------------     --------------

Sales....................................................................       $   385,464         $   376,210
Cost of sales............................................................           191,855             184,317
                                                                               ---------------     --------------
    Gross margin.........................................................           193,609             191,893
Selling, general and administrative expenses.............................           182,214             175,467
Depreciation and amortization............................................             8,329               8,763
Impairment of goodwill...................................................            77,288               -
                                                                               ---------------     --------------
    Income (loss) from operations........................................           (74,222)              7,663
Interest expense, net....................................................            11,178               9,053
Other expense - debt extinguishment costs................................               -                 5,962
                                                                               ---------------     --------------
    Loss before income taxes.............................................           (85,400)             (7,352)
Benefit for income taxes.................................................            (7,766)             (3,492)
                                                                               ---------------     --------------
    Net loss.............................................................       $   (77,634)        $    (3,860)
                                                                               ===============     ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                                       JULY 30,         JANUARY 29,
                                                                                         2005              2005
                                                                                     -------------     --------------

                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $     1,834       $    61,957
  Accounts receivable - department stores......................................           40,451            22,598
  Other receivables............................................................           45,456            35,747
  Merchandise inventories......................................................          354,435           278,589
  Prepaid expenses and other...................................................            4,998             2,958
                                                                                     -------------     --------------
     Total current assets......................................................          447,174           401,849
                                                                                     -------------     --------------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements.....................          117,618           113,039
  Less - accumulated depreciation and amortization.............................           56,667            50,558
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           60,951            62,481
                                                                                     -------------     --------------
Deferred charges and other assets, net.........................................           20,957            16,859
Goodwill.......................................................................             -               77,288
                                                                                     -------------     --------------
     Total assets..............................................................      $   529,082       $   558,477
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings........................................................      $    88,428        $     -
  Accounts payable - trade.....................................................           66,979           102,994

  Accrued liabilities:
     Accrued salaries and benefits.............................................           12,216            14,654
     Accrued miscellaneous taxes...............................................            7,377             7,242
     Accrued interest..........................................................            3,341             3,120
     Deferred income...........................................................            7,881             8,449
     Deferred income taxes.....................................................           10,405             6,593
     Other.....................................................................           14,566            10,539
  Income taxes payable.........................................................            7,769            16,479
  Due to parent................................................................            2,342             1,893
                                                                                     -------------     --------------
     Total current liabilities.................................................          221,304           171,963
Long-term debt.................................................................          200,000           200,000
Deferred income taxes..........................................................           16,142            21,070
Other non-current liabilities..................................................            1,204               587
                                                                                     -------------     --------------
     Total liabilities.........................................................      $   438,650       $   393,620
                                                                                     -------------     --------------
Commitments and contingencies (see Note 10)
Stockholder's equity:
Common Stock, par value $.01 per share; authorized 5,000 shares;
      issued and outstanding 1,000 shares......................................               -                 -
Additional paid-in capital ....................................................           85,975            82,975
Retained earnings..............................................................            4,360            81,994
Accumulated other comprehensive income (loss)..................................               97              (112)
                                                                                     -------------     --------------
     Total stockholder's equity................................................           90,432           164,857
                                                                                     -------------     --------------
     Total liabilities and stockholder's equity................................      $   529,082       $   558,477
                                                                                     =============     ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                        COMMON STOCK                                     ACCUMULATED
                                   ----------------------     ADDITIONAL                   OTHER           TOTAL
                                      NUMBER                   PAID-IN      RETAINED    COMPREHENSIVE  STOCKHOLDER'S  COMPREHENSIVE
                                     OF SHARES     AMOUNT      CAPITAL      EARNINGS    INCOME/(LOSS)     EQUITY      INCOME/(LOSS)
                                   -----------    --------    ---------    ----------    -----------    -----------  --------------

Balance, January 31, 2004........      1,000      $    -      $  82,975    $ 102,210     $    (85)      $  185,100

    Net income...................        -             -          -           19,487            -           19,487     $    19,487

    Change in fair value of gold
       forward contracts, net of
       tax.......................        -             -          -            -              (27)             (27)            (27)
                                                                                                                       ------------
    Comprehensive income.........                                                                                      $    19,460
                                                                                                                       ============
    Dividends on common stock....        -             -          -          (39,703)           -            4,964
                                   -----------    --------    ---------    ----------    -----------    -----------
Balance, January 29, 2005........      1,000           -         82,975       81,994         (112)         164,857
    Net loss.....................        -             -          -          (77,634)           -          (77,634)    $   (77,634)
    Capital contribution.........        -             -          3,000        -                -            3,000
    Change in fair value of gold
       forward contracts, net of
       tax.......................        -             -          -            -              209              209             209
                                                                                                                       ------------
    Comprehensive loss...........                                                                                      $   (77,425)
                                                                                                                       ============
                                   -----------    --------    ---------    ----------    -----------    -----------
Balance, July 30, 2005...........      1,000      $   -       $  85,975    $   4,360     $     97       $   90,432
                                   ===========    ========    =========    ==========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       THIRTEEN WEEKS ENDED
                                                                                  ------------------------------
                                                                                                      JULY 31,
                                                                                                        2004
                                                                                      JULY 30,           (AS
                                                                                       2005           RESTATED)
                                                                                  ---------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................       $   (74,811)       $    (3,330)
  Adjustments to reconcile net loss to net cash used in
        operating activities:
  Impairment of goodwill...................................................            77,288                -
  Depreciation and amortization............................................             4,209              4,374
  Amortization of deferred financing costs.................................               311                262
  Amortization of restricted stock compensation and
       restricted stock units..............................................               326                374
  Loss on extinguishment of debt...........................................                -               5,962
  Deferred income tax provision............................................            (5,945)            11,238
  Other, net...............................................................               226                408
  Changes in operating assets and liabilities, net of effects from purchase of Carlyle (Note 11):
     Increase in accounts and other receivables............................            (4,765)           (11,256)
     Increase in merchandise inventories...................................            (3,348)           (14,501)
     Decrease in prepaid expenses and other................................             1,238              1,060
     Decrease in accounts payable and accrued liabilities..................           (39,927)           (70,038)
       Increase (decrease) in due to parent................................               146            (11,050)
                                                                                  ---------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES..............................       $   (45,052)           (57,495)
                                                                                  ---------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............            (1,731)            (2,515)
  Acquisition of Carlyle...................................................           (29,641)              -
                                                                                  ---------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES...............................           (31,372)            (2,515)
                                                                                  ---------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................           237,093            199,679
  Principal payments on revolving credit facility..........................          (159,752)          (153,249)
  Proceeds from issuance of New Senior Notes...............................                -             200,000
  Purchase and redemption of Senior Notes..................................                -            (154,647)
  Capitalized financing costs..............................................                -              (4,771)
  Bank overdraft...........................................................            (3,182)             2,698
  Payment of dividends.....................................................                -             (30,592)
  Capital contribution.....................................................             3,000                -
                                                                                  ---------------    ------------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................            77,159             59,118
                                                                                  ---------------    ------------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................               735               (892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................             1,099              1,990
                                                                                  ---------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................       $     1,834        $     1,098
                                                                                  ===============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid..........................................................       $     9,747        $     8,252
                                                                                  ===============    ============
    Income taxes paid (refunded)...........................................       $     1,815        $    (1,122)
                                                                                  ===============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                  -------------------------------
                                                                                                        JULY 31,
                                                                                      JULY 30,            2004
                                                                                        2005         (AS RESTATED)
                                                                                  ---------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................       $   (77,634)       $    (3,860)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
  Impairment of goodwill...................................................            77,288                -
  Depreciation and amortization............................................             8,329              8,763
  Amortization of deferred financing costs.................................               623                468
  Amortization of restricted stock compensation and
       restricted stock units..............................................               561                609
  Loss on extinguishment of debt...........................................                -               5,962
  Deferred income tax provision............................................            (6,630)            11,613
  Other, net...............................................................             1,220                394
  Changes in operating assets and liabilities, net of effects from purchase of Carlyle (Note 11):
     Increase in accounts and other receivables............................           (26,672)           (33,855)
     Increase in merchandise inventories...................................           (20,511)            (7,480)
     Increase in prepaid expenses and other................................            (1,028)            (1,146)
     Decrease in accounts payable and accrued liabilities..................           (86,600)          (128,756)
  Decrease in due to parent................................................              (112)           (10,776)
                                                                                  ---------------    -----------
         NET CASH USED IN OPERATING ACTIVITIES.............................          (131,166)          (158,064)
                                                                                  ---------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............            (3,883)            (5,635)
  Acquisition of Carlyle...................................................           (29,641)               -
                                                                                  ---------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES..............................           (33,524)            (5,635)
                                                                                  ---------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................           366,370            329,516
  Principal payments on revolving credit facility..........................          (277,942)          (269,548)
  Proceeds from issuance of New Senior Notes...............................                -             200,000
  Purchase and redemption of Senior Notes..................................                -            (154,647)
  Capitalized financing costs..............................................              (123)            (4,771)
  Bank overdraft...........................................................            13,262             12,220
  Payments of dividends....................................................                -             (37,454)
  Capital contribution.....................................................             3,000                -
                                                                                  ---------------    ------------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES.....................           104,567             75,316
                                                                                  ---------------    ------------
           DECREASE IN CASH AND CASH EQUIVALENTS...........................           (60,123)           (88,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................            61,957             89,481
                                                                                  ---------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................       $     1,834        $     1,098
                                                                                  ===============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................................       $    10,361        $     8,832
                                                                                  ===============    ============
  Income taxes paid........................................................       $     6,891        $     3,223
                                                                                  ===============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine
Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry," the
"Registrant," "we," "us" and "our"), a wholly-owned subsidiary of Finlay
Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of July 30, 2005, and our results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of
January 29, 2005 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission (the "Commission").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

anticipated sales of gold product. Such contracts typically have durations ranging from one to nine months. At both July 30, 2005 and January 29, 2005, we had several open positions in gold forward contracts totaling 17,000 fine troy ounces and 37,000 fine troy ounces, respectively, to purchase gold for $7.3 million and $16.1 million, respectively. The fair value of gold under such contracts was $7.4 million and $15.8 million at July 30, 2005 and January 29,
2005, respectively.

     VENDOR ALLOWANCES: We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or selling, general and administrative expenses ("SG&A") when the purpose for which the vendor funds were intended to be used has been fulfilled.
Accordingly, a reduction in vendor allowances received would increase our cost of sales and/or SG&A.

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

     As of July 30, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $13.4 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $7.9 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At July 30, 2005, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.2 million. At January
29, 2005, the fair

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income at July 30, 2005 of $0.1 million, net of tax, is expected to be reclassified into earnings during the remainder of 2005. The amount recorded in accumulated other comprehensive loss at January 29, 2005 of $0.1 million, net of tax, was reclassified into earnings in the first quarter of 2005.

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



                                                                THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                            -----------------------------    ------------------------------
                                                                               JULY 31,                         JULY 31,
                                                              JULY 30,           2004         JULY 30,            2004
                                                                2005         (AS RESTATED)      2005          (AS RESTATED)
                                                            -------------    ------------    ------------    --------------
                                                                    (IN THOUSANDS)                   (IN THOUSANDS)

Reported net loss .....................................     $  (74,811)      $  (3,330)      $ (77,634)      $  (3,860)
Add: Stock-based employee compensation expense
    determined under the fair value method, net of tax.           (253)           (256)           (477)           (557)

Deduct: Stock-based employee compensation expense
     included in reported net loss, net of tax.........            218             175             408             397
                                                            -------------    ------------    ------------    --------------
Pro forma net loss.....................................     $  (74,846)      $  (3,411)      $ (77,703)      $  (4,020)
                                                            =============    ============    ============    ==============


      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. Although we are in the process of determining the impact of this Statement on our results of operations, the historical impact for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, under SFAS No. 123 is shown in the table above.

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

      INCOME TAXES: The income tax benefit for 2005 and 2004 reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and
39%, respectively. During the second quarter of 2005, a benefit of approximately
$4.4 million was recorded resulting from the impairment of goodwill and a benefit of approximately $0.2 million was recorded associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates.
During the second quarter of 2004, a benefit of approximately $0.6 million was recorded associated with the reversal of tax accruals no longer required.
Further, during the second quarter of 2004, net current deferred tax assets decreased by approximately $10.1 million, primarily as a result of the utilization of deferred tax assets related to the approval from the Internal
Revenue Service of a favorable change of accounting method regarding vendor allowances.

      NEW ACCOUNTING PRONOUNCEMENT: In May 2005, the FASB issued SFAS No. 154,
"Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20
and FASB Statement No. 3". SFAS No. 154 changes the requirements with respect to the accounting for, and reporting of, a change in accounting principle.
Previously, voluntary changes in accounting principle were required to be recognized, by including in net income of the period of change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
The adoption of SFAS No. 154 is not expected to have a material effect on our
Consolidated Financial Statements.

NOTE 3 - DESCRIPTION OF BUSINESS

      We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations, due to the seasonality of the retail jewelry industry. During 2004, store groups owned by The May Department
Stores Company ("May") and Federated Department Stores, Inc. ("Federated")
accounted for 59% (including Marshall Field's for the 2004 fiscal year) and 19%, respectively, of our sales.

      On May 19, 2005, we completed the acquisition of Carlyle & Co. Jewelers and its subsidiaries ("Carlyle"). Carlyle is located primarily in the southeastern United States, and operates 34 specialty jewelry stores under the
Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Carlyle had annual sales of $86.0 million during its last fiscal year. Carlyle's results of operations are included in the accompanying Consolidated Statements of
Operations since the date of acquisition.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT

        Our revolving credit agreement with General Electric Capital Corporation
("GECC") and certain other lenders (the "Revolving Credit Agreement"), which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At July
30, 2005, $88.4 million was outstanding under this facility, at which point the available borrowings were $124.0 million. The average amounts outstanding under the Revolving Credit Agreement were $48.9 million and $34.0 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The maximum amount outstanding for the twenty-six weeks ended July 30, 2005 was
$119.4 million, at which point the available borrowings were an additional $93.0 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from
1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 5.4% and 3.6% for the twenty-six weeks ended July 30,
2005 and July 31, 2004, respectively.

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

       We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Notes and $0.3 million for other expenses. These costs are included in other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 31, 2004.

      The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness and senior to any of our future indebtedness that is expressly subordinated to the New Senior Notes. The New Senior Notes are effectively subordinated to (a)
our secured indebtedness, including obligations under our Revolving Credit
Agreement and our Gold Consignment Agreement (as defined herein), to the extent of the value of the assets securing such indebtedness, and (b) the indebtedness and other liabilities (including trade payables) of our subsidiaries. We may redeem the New Senior Notes, in whole or in part, at any time on or after June
1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, we may redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the New Senior Notes may require us to purchase all or a portion of such holder's New Senior Notes at a purchase price equal to
101% of the principal amount thereof, plus accrued interest to the purchase date.

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

NOTE 5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:



                                                                             JULY 30,               JANUARY 29,
                                                                             2005 (A)                  2005
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)

   Jewelry goods - rings, watches and other fine jewelry
       (first-in, first-out ("FIFO")  basis).........................     $    374,007           $     297,266
   Less:  Excess of FIFO cost over LIFO inventory value..............           19,572                  18,677
                                                                          ----------------       ------------------
                                                                          $    354,435           $     278,589
                                                                          ================       ==================

-------------------------
(a) Merchandise inventories as of July 30, 2005 includes approximately $55.5 million of inventory related to Carlyle.

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories from selected producer price indices published for jewelry and watches by the BLS to internally developed indices. We believe that this change in accounting method is preferable since the internal indices are representative of our actual merchandise mix of inventory, as opposed to the producer price indices, which are broader, more general inflation indices. Further, our current merchandising and inventory system provides more readily available information to calculate the internal indices than our previous system, thus, facilitating our ability to calculate the index internally.

      This change has been accounted for as a change in accounting principle. A change in accounting principle results from the adoption of a generally accepted accounting principle different than the one used previously for reporting purposes. The net loss for the thirteen weeks and twenty-six weeks ended July
31, 2004 have been restated to reflect this change in accordance with SFAS No.
3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS No.
3"). The LIFO charge for the thirteen weeks and twenty-six weeks ended July 30,
2005 was approximately $0.5 million and $0.9 million, respectively. The LIFO charge for the thirteen weeks and twenty-six weeks ended July 31, 2004, was approximately $0.3 million and $0.6 million, respectively, compared to $1.0 million and $1.8 million, respectively, as previously reported. The following table presents the net loss for the thirteen weeks and twenty-six weeks ended
July 31, 2004, as restated:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MERCHANDISE INVENTORIES (CONTINUED)



                                                                     THIRTEEN WEEKS        TWENTY-SIX
                                                                          ENDED           WEEKS ENDED
                                                                         JULY 31,          JULY 31,
                                                                          2004               2004
                                                                    ----------------    ---------------
                                                                              (IN THOUSANDS)

          NET LOSS:
          Net loss, as reported................................     $      (3,759)      $      (4,589)
          Impact of change in LIFO inventory valuation
               method, net of tax .............................               429                729
                                                                    ----------------    ---------------
          Net loss to reflect change in accounting principle...     $      (3,330)      $      (3,860)
                                                                    ================    ===============


Approximately $356.2 million and $349.7 million at July 30, 2005 and January 29,
2005, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying
Consolidated Balance Sheets.

      We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

      On July 29, 2005, we amended the Gold Consignment Agreement, to among other things, extend the maturity date to October 31, 2007, and to establish financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment
Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the
Gold Consignment Agreement. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At July 30, 2005 and January 29,
2005, amounts outstanding under the Gold Consignment Agreement totaled 115,489 and 116,687 fine troy ounces, respectively, valued at $49.5 million and $49.8 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
         AGREEMENTS

     We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide, that except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store in the event such transfers occur. The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
             AGREEMENTS (CONTINUED)

     Our operating leases consist primarily of office space rentals and the
Carlyle retail store locations, which leases expire on various dates through
2016. Minimum fees, in the table below, represent the rent paid on these operating leases. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below), plus, in some instances, installment payments for fixed assets. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of the store's sales in excess of a specified threshold. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):



                                           THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                     ---------------------------------    ---------------------------------
                                       JULY 30,            JULY 31,         JULY 30,            JULY 31,
                                         2005               2004              2005               2004
                                     --------------    ---------------    --------------    ---------------
                                              (IN THOUSANDS)                       (IN THOUSANDS)

      Minimum fees..............     $     1,513       $       444        $      1,958      $        889
      Contingent fees...........          31,240            31,394              62,413            62,746
                                     --------------    ---------------    --------------    ---------------
        Total...................     $    32,753       $    31,838        $     64,371      $     63,635
                                     ==============    ===============    ==============    ===============


NOTE 7 - LONG-TERM INCENTIVE PLANS AND OTHER

       Pursuant to the Holding Company's stock repurchase program, the Holding
Company may, at the discretion of management, purchase up to $12.6 million of its Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the
Board of Directors at any time. As of July 30, 2005, and from inception of the program, the Holding Company has repurchased a total of 2,207,904 shares for
$27.4 million.

      In February 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted
Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005 and was accounted for as a component of the
Holding Company's stockholders' equity. Compensation expense of approximately
$1.2 million has been amortized over four years and totaled approximately
$78,000 and $152,000, respectively, for the thirteen weeks and twenty-six weeks ended July 31, 2004.

     In August 2003, an executive officer of Finlay was issued an additional
50,000 shares of Restricted Stock, pursuant to a restricted stock agreement.
Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company's stockholders'
equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $66,000 and $133,000, respectively, for the thirteen weeks and twenty-six weeks ended July 31, 2004.
The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of the Holding Company stockholders'
equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended July 30, 2005 and July 31, 2004 totaled approximately $25,000.
Amortization for each of the twenty-six week periods ended July 30, 2005 and
July 31, 2004 totaled approximately $50,000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM INCENTIVE PLANS AND OTHER (CONTINUED)

      In October 2003, certain executives of Finlay were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended July 30, 2005 and July 31, 2004 totaled approximately $30,000. Amortization for each of the twenty-six week periods ended July 30, 2005 and July 31, 2004 totaled approximately $60,000.

      In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years. Amortization for each of the thirteen week periods ended July 30, 2005 and July 31, 2004 totaled approximately $79,000. Amortization for the twenty-six weeks ended July 30, 2005 and July 31, 2004 totaled approximately $157,000 and $79,000, respectively.

      Commencing in February 2005, an executive officer of Finlay became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the
Holding Company's Board of Directors. The maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000. These shares are not considered outstanding. Compensation expense is being recognized ratably over a one year period and totaled approximately $0.1 million and $0.2 million for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.

      In April 2005, certain executives of the Company were awarded a total of
48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for each of the thirteen weeks and twenty-six weeks ended July 30, 2005 totaled approximately $47,000.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
         PURCHASE PLANS (CONTINUED)

non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding
Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding
Company. As of July 30, 2005, 198,170 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks ended July 30, 2005 and
July 31, 2004 totaled approximately $145,000 and $96,000, respectively.
Amortization for the twenty-six weeks ended July 30, 2005 and July 31, 2004 totaled approximately $248,000 and $134,000, respectively.

NOTE 9 - DEPARTMENT CLOSINGS

      On February 28, 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. On August 30, 2005,
Federated announced that it had completed the merger with May. Finlay's license agreements with May are terminable at various dates over the next three years.
Finlay's license agreements with Federated are terminable at various dates over the next two years.

      On July 28, 2005, Federated announced its intention to divest 42 stores, beginning in 2006, for which we currently operate the fine jewelry departments.
We generated sales of approximately $49.0 million from these departments in
2004. At this time, Federated has not announced a specific timeline for when these stores will close. During the second quarter of 2005, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. Additionally, we intend to record charges associated with accelerated depreciation of fixed assets, losses on disposal of fixed assets and severance totaling approximately $1.2 million related to these departments over the balance of 2005 and 2006.

     Additionally, on August 30, 2005, Federated announced its intention to divest an additional three stores, beginning in 2006, for which we currently operate the fine jewelry departments. We generated sales of approximately $3.0 million from these departments in 2004. At this time, Federated has not announced a specific timeline for when these stores will close.

     In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of four departments during the twenty-six weeks ended July 30, 2005. For the twenty-six weeks ended July 30, 2005 and July 31, 2004, we recorded charges of approximately $31,000 and $0.7 million, respectively, relating to the accelerated depreciation of fixed assets and the loss on disposal of fixed assets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of September 2, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     During 2005, we entered into employment agreements with certain executives of Finlay. Each of the employment agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for salary levels totaling approximately $1.8 million as well as incentive compensation based on meeting specific financial goals.

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

     We have not provided any third-party financial guarantees as of July 30,
2005 and January 29, 2005.

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION

      On May 19, 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.6 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle's revolving credit facility was terminated and paid in full at the closing and since the date of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving Credit Agreement. In connection with the acquisition, we replaced the existing Revolving Credit
Agreement and entered into an amended and restated credit agreement (the
"Restated Credit Agreement") with GECC and certain other lenders and Finlay
Jewelry entered into a consent and amendment to the Gold Consignment Agreement
(the "Gold Consignment Amendment"), to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into supplemental indentures and guarantees (the
"Supplemental Indentures") to guarantee obligations of Finlay Jewelry under the
New Senior Notes.

      The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. Our July 30,
2005 consolidated balance sheet reflects the Carlyle acquisition using a preliminary purchase price allocation. The purchase price allocation is based on preliminary estimates and is subject to a final

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION (CONTINUED)

independent appraisal. The following table summarizes the estimated fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

                  Cash..............................     $   1,695
                  Merchandise inventories...........        55,335
                  Prepaid expenses and
                    other current assets............         1,902
                  Property and equipment............         1,424
                  Other assets......................         6,243
                  Liabilities assumed...............        36,288
                                                         ------------
                  Net assets acquired...............      $ 30,311
                                                         ============

      The following pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of the respective periods presented:



                                                            TWENTY-SIX WEEKS ENDED
                                                       ---------------------------------
                                                         JULY 30,            JULY 31,
                                                           2005               2004
                                                       --------------    ---------------
                                                                (IN THOUSANDS)

                Sales.............................     $   408,914        $ 408,989
                Net loss (a)......................     $   (80,034)       $  (5,713)

(a)  The net loss for the twenty-six weeks ended July 30, 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill. See Note 13.

      Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs or other such costs or savings.

NOTE 12 - SEGMENT INFORMATION

      Prior to the acquisition of Carlyle in May 2005, we operated in a single reportable segment, the operation of department store based fine jewelry departments, in accordance with SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information". Since the acquisition of Carlyle, we now have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

      The following table provides segment level financial information for the thirteen weeks and twenty-six weeks ended July 30, 2005 (dollars in thousands):

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION (CONTINUED)



                                          THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                              JULY 30, 2005                           JULY 30, 2005
                                   ------------------------------------    ------------------------------------
                                    FINLAY       CARLYLE       TOTAL        FINLAY       CARLYLE       TOTAL
                                   ----------    ---------   ----------    ----------    --------    ----------

   Sales......................     $185,808      $ 13,927    $ 199,735     $ 371,537     $ 13,927   $ 385,464
   Income (loss) from
       operations (a).........      (74,736)          113      (74,623)      (74,335)         113     (74,222)
   Total assets...............      462,665        66,417      529,082       462,665       66,417     529,082
   Capital expenditures.......        1,731           618        2,349         3,883          618       4,501

(a)  The income (loss) from operations for the thirteen weeks and twenty-six weeks ended July 30, 2005 for Finlay includes a charge of approximately
     $77.3 million related to the impairment of goodwill. See Note 13.

      Additionally, our sales mix by merchandise category was as follows for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004:



                                     THIRTEEN WEEKS ENDED                                  TWENTY-SIX WEEKS ENDED
                      ---------------------------------------------------    ---------------------------------------------------
                             JULY 30,                    JULY 31,                   JULY 30,                    JULY 31,
                               2005                        2004                       2005                        2004
                      -----------------------     -----------------------    -----------------------     -----------------------
                                    (DOLLARS IN THOUSANDS)                               (DOLLARS IN THOUSANDS)
                                       % OF                        % OF                       % OF                        % OF
                         SALES         SALES         SALES         SALES        SALES        SALES          SALES         SALES
                      ----------     --------     ----------    ---------    ----------    ---------     ----------    ---------

Diamonds............  $   50,548       25.3%      $  44,790       23.7%       $ 100,107       26.0%      $  93,610       24.9%
Gemstones...........      40,074       20.1          40,305       21.4           79,146       20.5          82,996       22.1
Gold..................    37,761       18.9          40,940       21.7           74,349       19.3          79,827       21.2
Watches.............      32,888       16.5          28,948       15.3           55,733       14.5          51,861       13.8
Designer............      11,104        5.6           9,638        5.1           24,906        6.5          20,955        5.6
Other (1)...........      27,360       13.6          24,017       12.8           51,223       13.2          46,961       12.4
                      ----------     --------     ----------    ---------    ----------    ---------     ----------    ---------
Total Sales.........  $ 199,735       100.0%      $ 188,638      100.0%       $ 385,464      100.0%      $ 376,210      100.0%
                      ==========     ========     ==========    =========    ==========    =========     ==========    =========

 (1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

NOTE 13 - GOODWILL IMPAIRMENT

      SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")
requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform our required annual impairment test during the fourth quarter of our fiscal year, and perform additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual assessment for
2004 and concluded that our goodwill was not impaired.

      During the quarter ended July 30, 2005, Federated announced their intention to divest 42 stores for which we currently operate the fine jewelry departments. Based upon this business indicator we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

      The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's recently announced intention

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - GOODWILL IMPAIRMENT (CONTINUED)

to divest the 42 stores. We performed our impairment analysis in accordance with
SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle) (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million was recorded as a component of loss from operations in the accompanying Consolidated
Statements of Operations, which eliminated all of the goodwill that was on our balance sheet.

PART I - FINANCIAL INFORMATION
------------------------------
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

      On May 19, 2005, we completed the acquisition of Carlyle and its subsidiaries. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.6 million, and was financed with additional borrowings under the Revolving Credit Agreement. Carlyle is located primarily in the southeastern United States and operates 34 specialty jewelry stores under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Carlyle had annual sales of $86.0 million during its last fiscal year. Carlyle's results of operations are included in the accompanying Consolidated Statements of
Operations since the date of acquisition.

EXECUTIVE OVERVIEW
------------------

OUR BUSINESS

      We are one of the leading retailers of fine jewelry in the United States and primarily operate fine jewelry departments in major department stores for retailers where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of July 30, 2005, we operated a total of 993 locations, including 959 Finlay departments in 16 host store groups, in 46 states and the District of Columbia, as well as 34 Carlyle specialty jewelry stores, located primarily in the southeastern United States, which sell luxury priced jewelry, with an average sales price of approximately
$1,200 per item.

     Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide exceptional customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. With respect to our department store operations, we believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. In recent years, on average, approximately 50% of our merchandise has been carried on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

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

SECOND QUARTER HIGHLIGHTS

     Total sales were $199.7 million for the thirteen weeks ended July 30, 2005 compared to $188.6 million for the thirteen weeks ended July 31, 2004, an increase of 5.9%. Total sales for the second quarter of 2005 included $13.9 million of sales generated by Carlyle. Comparable department sales increased
0.1%. Our comparable store sales were impacted by softer sales in May Company stores. Gross margin increased by $4.0 million compared to 2004, and, as a percentage of sales, gross margin decreased by 0.8% from 51.0% to 50.2%. SG&A increased $6.0 million and, as a percentage of sales, SG&A increased 0.4% from
46.3% to 46.7%. Borrowings under the Revolving Credit Agreement increased by
$28.5 million at July 30, 2005 as compared to July 31, 2004, which reflects additional borrowings to complete the Carlyle acquisition as well as to fund
Carlyle's working capital requirements. Maximum outstanding borrowings during the thirteen weeks ended July 30, 2005 were $119.4 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$93.0 million.

OPPORTUNITIES

     We believe that current trends in jewelry retailing provide a significant opportunity for our future growth. Consumers spent approximately $57.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United
States in calendar year 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the
department store sector in which we operate the majority of our business, consumers spent an estimated $4.1 billion on fine jewelry in calendar year 2003.

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

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value. As discussed above, we completed the acquisition of
Carlyle in May 2005.

     In 2004, we tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments.
This new category of merchandise has been expanded to additional departments during 2005 and is estimated to generate sales of $10-$15 million on an annual basis.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belks. During the twenty-six weeks ended July 30, 2005, we added a total of three new departments in Dillard's and Belk's and plan to add seven more departments within these host store groups during the remainder of 2005.

     Since November 2003, we have been selling fine jewelry on the SmartBargains internet site and fulfilling this e-business through our distribution center.
Sales generated during 2004 totaled approximately $8.0 million.

     We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o   Increase comparable department sales;

     o   Add departments within existing host store groups;

     o   Add new Carlyle stores;

     o   Expand our most productive departments;

     o   Identify and acquire new businesses which diversify our business and provide additional growth opportunities;

     o   Open new channels of distribution;

     o   Capitalize on developing fashion trends and emerging merchandise categories;

     o   Add new host store relationships;

     o   Continue to raise customer service standards;

     o   Strengthen selling teams through training programs;

     o   Continue to improve operating leverage; and

     o   De-leverage the balance sheet.

RISKS AND UNCERTAINTIES

      The risks and challenges facing our business include:

      o   Host store consolidation, particularly in light of the Federated/May merger; and

      o  Dependence on or loss of certain host store relationships.

      During 2004, approximately 59% (including Marshall Field's for the 2004 fiscal year) and 19% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent. Nevertheless, a decision by Federated, or certain of our other host store groups, to terminate existing relationships, to assume the operation of those departments themselves, or to close significant number of stores would have a material adverse effect on our business and financial condition.

       On February 28, 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. On August 30, 2005,
Federated announced that it had completed the merger with May. Finlay's license agreements with May are terminable as follows: Robinsons-May/Meier & Frank,
Filene's/Kaufmann's and Famous Barr/L.S. Ayres/Jones on January 28, 2006,
Foley's, Hecht's/Strawbridge's and Lord & Taylor on February 3, 2007 and
Marshall Field's on April 2, 2008. Finlay's license agreements with Federated are terminable as follows: Macy's Central (formerly the
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's division) and Macy's Northwest
(formerly the Bon-Macy's division) on January 28, 2006 and Bloomingdale's on
February 3, 2007. We cannot anticipate the impact of the merger on our future results of operations and there is no assurance that we will not be adversely impacted.

      On July 28, 2005, Federated announced its intention to divest 42 stores, beginning in 2006, for which we currently operate the fine jewelry departments.
We generated sales of approximately $49.0 million from these departments in
2004. At this time, Federated has not announced a specific timeline for when these stores will close. It is possible that some of these stores could potentially be sold to department store hosts with which we currently have active relationships or to potential new hosts. During the second quarter of
2005, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. Additionally, we intend to record charges associated with accelerated depreciation of fixed assets, losses on disposal of fixed assets and severance totaling approximately $1.2 million related to these departments over the balance of 2005 and 2006.

      On August 30, 2005, Federated announced its intention to divest an additional three stores, beginning in 2006, for which we currently operate the fine jewelry departments. We generated sales of approximately $3.0 from these departments in 2004. At this time, Federated has not announced a specific timeline for when these stores will close.

      During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of four departments during the twenty-six weeks ended July 30, 2005. Through July 30, 2005, a total of 31 stores have closed.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

STATEMENTS OF OPERATIONS DATA



                                                                     THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                                  ----------------------------     ---------------------------
                                                                                     JULY 31,                       JULY 31,
                                                                    JULY 30,           2004          JULY 30,         2004
                                                                     2005          (AS RESTATED)      2005        (AS RESTATED)
                                                                  -----------      -----------     -----------    ------------

  Sales......................................................       100.0%           100.0%          100.0%         100.0%
  Cost of sales..............................................        49.8             49.0            49.8           49.0
                                                                  -----------      -----------     -----------    ------------
      Gross margin...........................................        50.2             51.0            50.2           51.0
  Selling, general and administrative expenses...............        46.7             46.3            47.3           46.6
  Depreciation and amortization..............................         2.1              2.3             2.1            2.4
  Impairment of goodwill...................................          38.7              -              20.0            -
                                                                  -----------      -----------     -----------    ------------
      Income (loss)  from operations.........................       (37.3)             2.4           (19.2)           2.0
  Interest expense, net......................................         3.1              2.7             2.9            2.4
  Other expense - debt extinguishment costs..................         -                3.2             -              1.6
                                                                  -----------      -----------     -----------    ------------
      Loss before income taxes...............................       (40.4)            (3.5)          (22.1)          (2.0)
  Benefit for income taxes...................................        (3.0)            (1.7)           (2.0)          (1.0)
                                                                  -----------      -----------     -----------    ------------
      Net loss...............................................       (37.4)%           (1.8)%         (20.1)%         (1.0)%
                                                                  ===========      ===========     ===========    ============


THIRTEEN WEEKS ENDED JULY 30, 2005 COMPARED WITH THIRTEEN WEEKS ENDED JULY 31,
2004

     SALES. Sales for the thirteen weeks ended July 30, 2005 increased $11.1 million, or 5.9%, over the comparable period in 2004. Comparable department sales (departments open for the same months during the comparable periods)
increased 0.1%. Sales include $185.8 million in sales from the Finlay departments, which represented a 1.5% decrease over the $188.6 million in sales reported in the thirteen weeks ended July 31, 2004, and $13.9 million in sales from the Carlyle division.

     During the thirteen weeks ended July 30, 2005, we opened one department, and closed four departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin increased by $4.0 million in 2005 compared to
2004, and, as a percentage of sales, gross margin decreased by 0.8%. The components of this 0.8% net decrease in gross margin are as follows:



                     COMPONENT                      %                              REASON
         -----------------------------------     --------     --------------------------------------------------

         Merchandise cost of sales.........       (0.4)%      Increase in  merchandise  cost of sales is due to
                                                              the impact of Carlyle's lower gross margins as a
                                                              result of the strong emphasis on the watch
                                                              category.
         LIFO..............................       (0.1)       Increase in LIFO is due to our estimate using
                                                              internal indices.
         Other ............................       (0.3)       Increase in various other components of cost of
                                                              sales.
                                                 --------
                      Total ...............       (0.8)%
                                                 ========


      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories from selected producer price indices published for jewelry and watches by the BLS to internally developed indices. We believe that this change in accounting method is preferable since the internal indices are representative of our actual merchandise mix of inventory, as opposed to the producer price indices, which are broader, more general inflation indices. Further, our current merchandising and inventory system provides more readily available information to calculate the internal indices than our previous system, thus, facilitating our ability to calculate the index internally.

      This change has been accounted for as a change in accounting principle. A change in accounting principle results from the adoption of a generally accepted accounting principle different than the one used previously for reporting purposes. The net loss for the thirteen weeks and twenty-six weeks ended July
31, 2004 have been restated to reflect this change in accordance with SFAS No.
3. The LIFO charge for the thirteen weeks and twenty-six weeks ended July 30,
2005 was approximately $0.5 million and $0.9 million, respectively. The LIFO charge for the thirteen weeks and twenty-six weeks ended July 31, 2004, was approximately $0.3 million and $0.6 million, respectively, compared to $1.0 million and $1.8 million, respectively, as previously reported.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $6.0 million, or 6.9%. As a percentage of sales, SG&A increased by 0.4%. The components of this 0.4% net increase in SG&A are as follows:



                    COMPONENT                    %                                 REASON
        ----------------------------------    ---------      ---------------------------------------------------

        Net advertising expenditures.....      (0.4)%        Decrease is primarily due to lower gross
                                                             advertising expenditures and increased vendor
                                                             support.
        License and lease fees...........      (0.5)         Decrease is primarily due to Carlyle's
                                                             significantly lower rent structure as a percentage
                                                             of sales compared to Finlay's licensed department
                                                             business.
        Payroll expense..................       0.4          Increase in payroll expense is due to lower than
                                                             expected same store sales negatively impacting the
                                                             leveraging of payroll expense.
        Other expenses...................       0.9          Increase in other expenses is due to higher
                                                             expenses for credit card fees, telephone,
                                                             utilities, security and supplies as a result of
                                                             Carlyle being a stand-alone retailer as well as
                                                             Carlyle's higher administrative costs as a
                                                             percentage of sales. Additionally, the increase is
                                                             due to Finlay's lower than expected same store
                                                             sales negatively impacting the leveraging of these
                                                             expenses.
                                              ---------
                     Total ..............       0.4%
                                              =========


      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by
$0.2 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. Additionally, accelerated depreciation costs totaling approximately $0.1 million, associated with the closing of 42 stores announced by Federated, were recorded during the 2005 period.

      IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest 42 stores, beginning in 2006, for which we currently operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the thirteen weeks ended July 30, 2005.

      INTEREST EXPENSE, NET. Interest expense increased by $1.0 million primarily due to an increase in average borrowings ($286.0 million for the period in 2005 compared to $243.2 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund
Carlyle's working capital requirements, offset by the refinancing of the Senior
Notes during 2004. The weighted average interest rate was approximately 7.4% for the 2005 period and 7.2% for the comparable period in 2004.

      OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $4.4 million for redemption premiums paid on the
Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Notes and $0.3 million for other expenses.

      BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and 39.0%, respectively. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. The
2004 period includes a benefit of approximately $0.6 million associated with the reversal of tax accruals no longer required as a result of the closure of open tax years.

      NET LOSS. Net loss of $74.8 million for the 2005 period represents an increased loss of $71.5 million as compared to the net loss of $3.3 million in the prior period as a result of the factors discussed above.

TWENTY-SIX WEEKS ENDED JULY 30, 2005 COMPARED WITH TWENTY-SIX WEEKS ENDED
JULY 31, 2004

      SALES. Sales for the twenty-six weeks ended July 30, 2005 increased $9.3 million, or 2.5%, over the comparable period in 2004. Comparable department sales increased 0.3%. Sales include $371.5 million in sales from the Finlay departments, which represented a 1.2% decrease over the $376.2 million in sales reported in the twenty-six weeks ended July 31, 2004, and $13.9 million in sales from the Carlyle division.

      During the twenty-six weeks ended July 30, 2005, we opened five departments and closed eight departments. The openings and closings were all within existing store groups.

      GROSS MARGIN. Gross margin decreased by $1.7 million in 2005 compared to
2004, and, as a percentage of sales, gross margin decreased by 0.8%. The components of this 0.8% net decrease in gross margin are as follows:



                  COMPONENT                     %                                REASON
      -----------------------------------    --------    --------------------------------------------------------

      Merchandise cost of sales.........       (0.4)%    Increase in merchandise cost of sales is due to
                                                         our efforts to increase market penetration and
                                                         market share through our pricing strategy, the mix
                                                         of sales with increased sales in the diamond,
                                                         designer and clearance categories, which have
                                                         lower margins than other categories, as well as
                                                         the increased price of gold. Additionally, the
                                                         increase is due to the impact of Carlyle's lower
                                                         gross margins as a result of the strong emphasis
                                                         on the watch category.
      LIFO..............................       (0.1)     Increase in LIFO is due to our estimate  using internal
                                                         indices.
      Other.............................       (0.3)     Increase in various other components of cost of sales.
                                             --------
                   Total ...............       (0.8)%
                                             ========


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $6.7 million, or 3.8%. As a percentage of sales, SG&A increased by 0.7%. The components of this 0.7% net increase in SG&A are as follows:



                    COMPONENT                    %                                 REASON
        ----------------------------------    ---------      ---------------------------------------------------

        Net advertising expenditures.....      (0.4)%        Decrease is primarily due to lower gross
                                                             advertising expenditures and increased vendor
                                                             support.
        License and lease fees...........      (0.2)         Decrease is primarily due to Carlyle's
                                                             significantly lower rent structure as a percentage
                                                             of sales compared to Finlay's licensed department
                                                             business.
        Payroll expense..................       0.6          Increase in payroll expense is due to lower than
                                                             expected same store sales negatively impacting the
                                                             leveraging of payroll expense.
        Other expenses...................       0.7          Increase is due to Finlay's lower than expected
                                                             same store sales negatively impacting the
                                                             leveraging of these expenses as well as Carlyle's
                                                             higher field and administrative expenses.
                                              ---------
                     Total ..............       0.7%
                                              =========


      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by
$0.4 million as a result of certain assets becoming fully depreciated offset by additional depreciation and amortization as a result of capital expenditures for the most recent twelve months. Additionally, accelerated depreciation costs totaling approximately $0.1 million, associated with the closing of 42 stores announced by Federated, were recorded in the period.

      IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest 42 stores, beginning in 2006, for which we currently operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the twenty-six weeks ended July 30, 2005.

      INTEREST EXPENSE, NET. Interest expense increased by $2.1 million primarily due to an increase in average borrowings ($248.9 million for the period in 2005 compared to $200.6 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund
Carlyle's working capital requirements offset by the refinancing of the Senior
Notes during 2004. The weighted

average interest rate was approximately 7.8% for the 2005 period compared to
7.6% for the comparable period in 2004.

      OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $4.4 million for redemption premiums paid on the
Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Senior Notes and $0.3 million for other expenses.

      BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and 39.0%, respectively. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. The
2004 period includes a benefit of approximately $0.6 million associated with the reversal of tax accruals no longer required as a result of the closure of open tax years.

      NET LOSS. Net loss of $77.6 million for the 2005 period represents an increased loss of $73.8 million as compared to the net loss of $3.9 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Information about our financial position as of July 30, 2005 and January
29, 2005 is presented in the following table:



                                                             JULY 30,          JANUARY 29,
                                                               2005               2005
                                                          ---------------    ----------------
                                                                (DOLLARS IN THOUSANDS)

                    Cash and cash equivalents........     $        1,834       $  61,957
                    Working capital..................            225,870         229,886
                    Long-term debt...................            200,000         200,000
                    Stockholder's equity (a).........             90,432         164,857

-------------------
(a)  The stockholder's equity balance at July 30, 2005 reflects a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill.

      Our primary capital requirements are for funding working capital for new locations and for growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2004, capital expenditures totaled $12.7 million and for 2005 are estimated to be approximately $12 to $13 million, including Carlyle. Although capital expenditures are limited by the terms of the
Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

      Cash flows provided from (used in) operating, investing and financing activities for the twenty-six weeks ended July 30, 2005 and July 31, 2004 were as follows:



                                                              TWENTY-SIX WEEKS ENDED
                                                         ---------------------------------
                                                                             JULY 31,
                                                              JULY             2004
                                                            30, 2005        (AS RESTATED)
                                                         --------------     --------------
                                                                  (DOLLARS IN THOUSANDS)

               Operating activities.....................    $ (131,166)       $ (158,064)
               Investing activities.....................       (33,524)           (5,635)
               Financing activities.....................       104,567            75,316
                                                         --------------     --------------
                     Net decrease in cash and cash
                           equivalents .................    $  (60,123)       $  (88,383)
                                                         ==============     ==============


     Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

     o    Investment in inventory and for working capital;

     o    Strategic acquisitions;

     o    Capital expenditures for new locations, expansions and remodeling of existing locations; and

     o    Investments in technology.

OPERATING ACTIVITIES

     The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales.
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $131.2 million and $158.1 million for the twenty-six weeks ended July 30, 2005 and July
31, 2004, respectively.

     Our principal operations substantially preclude customer receivables as our license agreements require host stores to remit sales proceeds for each month
(without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores.
Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $225.9 million at July 30, 2005, a decrease of $4.0 million from January 29, 2005.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $75.8 million, or 27.2%, as compared to January 29, 2005, primarily as a result of the acquisition of Carlyle, whose inventory levels were $55.5 million as of July 30,
2005, as well as seasonality.

INVESTING ACTIVITIES

      Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle, was $33.5 million and $5.6 million for the twenty-six weeks ended July 30, 2005

and July 31, 2004, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $104.6 million for the twenty-six weeks ended July 30, 2005, consisting principally of proceeds from, and principal payments on, the
Revolving Credit Facility. Net cash provided from financing activities was $75.3 million for the twenty-six weeks ended July 31, 2004.

     Our Revolving Credit Agreement, which expires in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 5.4% and 3.6% for the twenty-six weeks ended July 30, 2005 and
July 31, 2004, respectively.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $88.4 million at July 30, 2005, compared to a zero balance at January 29, 2005 and $60.0 million at July 31, 2004. The average amounts outstanding under the Revolving Credit Agreement were $48.9 million and $34.0 million for the twenty-six weeks ended July 30, 2005 and July
31, 2004, respectively. The maximum amount outstanding for the twenty-six weeks ended July 30, 2005 was $119.4 million, at which point the available borrowings were an additional $93.0 million.

     On May 19, 2005, we signed a definitive merger agreement and completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.6 million, and was financed with additional borrowings under the Revolving Credit Agreement. In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and since the closing of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving
Credit Agreement. Borrowings under our Revolving Credit Agreement have increased by approximately $52.4 million over last year as a result of the acquisition of
Carlyle in May 2005 as well as to fund Carlyle's working capital requirements.
In connection with the acquisition, we replaced the existing Revolving Credit
Agreement and entered into the Restated Credit Agreement with GECC and certain other lenders and Finlay Jewelry entered into the Gold Consignment Amendment, to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into the
Supplemental Indenture to guarantee obligations of Finlay Jewelry under the New
Senior Notes.

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

     We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Senior Debentures and the Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the
Senior Debentures and the Senior Notes and $0.3 million for other expenses.
These costs are included in other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 31, 2004.

     The tender offers, New Senior Notes offering and redemptions of the outstanding Senior Notes and Senior Debentures were all undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. As a result of the completion of the redemption of the
Senior Debentures in 2004, we are no longer required to provide the funds necessary to pay the higher debt service costs associated with the Senior
Debentures.

     A significant amount of our operating cash flow will be used to pay interest with respect to the New Senior Notes and amounts due under the
Revolving Credit Agreement, including the payments required pursuant to the
Balance Reduction Requirement. As of July 30, 2005, our outstanding borrowings were $288.4 million, which included a $200.0 million balance under the New
Senior Notes and $88.4 million balance under the Revolving Credit Agreement, compared to $260.0 million as of July 31, 2004.

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
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company, including those required to fund stock repurchases. The amounts required to satisfy the

aggregate of our interest expense totaled $10.4 million and $8.8 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of July 30, 2005, $356.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $347.6 million at July 31, 2004. For 2004, we had an average balance of consignment merchandise of $365.2 million.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of July 30, 2005 (dollars in thousands):



                                                                     PAYMENTS DUE BY PERIOD
                                             -----------------------------------------------------------------------
                                                             LESS THAN                                 MORE THAN
     CONTRACTUAL OBLIGATIONS                    TOTAL         1 YEAR     1 - 3 YEARS   3 - 5 YEARS      5 YEARS
  -----------------------------------------  -------------  ------------ ------------- ------------- ---------------

  Long-Term Debt Obligations:
      New Senior Notes (due 2012) (1).......  $   200,000    $      -      $      -      $     -       $  200,000
  Interest payments on New Senior Notes.....      117,250       16,750         33,500        33,500        33,500
  Operating lease obligations (2)...........       33,951        5,841         11,229         7,680         9,201
  Revolving Credit Agreement (due 2008) (3).       88,428       88,428            -            -              -
  Gold Consignment Agreement (expires 2005).       49,545           -          49,545          -              -
  Gold forward contracts....................        7,277        7,277            -            -              -
  Employment agreements.....................        8,693        2,804          5,389           500           -
  Letters of credit.........................       12,590       12,340            -             250           -
                                             -------------  ------------ ------------- ------------- ---------------
     Total..................................  $   517,734    $ 133,440     $   99,663    $   41,930    $  242,701
                                             =============  ============ ============= ============= ===============


   (1)   On June 3, 2004, we issued $200.0 million of New Senior Notes due 2012.
         Refer to Note 4 of Notes to the Consolidated Financial Statements.
   (2)   Represents future minimum payments under noncancellable operating leases as of January 29, 2005 and March 26, 2005 for Finlay and
         Carlyle, respectively.
   (3)   The outstanding balance under the Revolving Credit Agreement at
         September 2, 2005 was $130.1 million.

     The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of July 30, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the twenty-six weeks ended July 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. On July 29,
2005, we amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007, and to establish financial covenants
(including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At July 30, 2005, amounts outstanding under the Gold Consignment
Agreement totaled 115,489 fine troy ounces, valued at $49.5 million. The average amount outstanding under the Gold Consignment Agreement was $48.9 million in
2004. In the event this agreement is terminated, we would be required to return the gold or

purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

      During 2005, we entered into employment agreements with certain executives of Finlay. Each of the employment agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.8 million as well as incentive compensation based on meeting specific financial goals.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At July 30, 2005, we had several open positions in gold forward contracts totaling 17,000 fine troy ounces, to purchase gold for
$7.3 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

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

       MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results.

      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS. During the third quarter of 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our specific merchandise mix than the BLS producer price indices. Additionally, we believe that this change in accounting principle is an alternative accounting method that is preferable since the internal indices are representative of our actual merchandise mix of inventory, as opposed to the producer price indices, which are broader, more general inflation indices. The net loss for the thirteen weeks and twenty-six weeks ended July 31, 2004 have been restated to reflect this change in accordance with SFAS No. 3. The LIFO charge for the thirteen weeks and twenty-six weeks ended July 30, 2005 was approximately $0.5 million and $0.9 million, respectively. The LIFO charge for the thirteen weeks and twenty-six weeks ended July 31, 2004, was approximately
$0.3 million and $0.6 million, respectively, compared to $1.0 million and $1.8 million, respectively, as previously reported. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004. Further, we do not anticipate any significant change in LIFO that would cause a significant change in our earnings.

     We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of July 30, 2005, our shrink reserve totaled $0.5 million, compared to $1.8 million as of July 31, 2004.

      VENDOR ALLOWANCES

      We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances received would increase our cost of sales and/or SG&A.

      Vendor allowances have been accounted for in accordance with EITF Issue
No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash
Consideration Received from a Vendor". Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are recorded as an SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. The amounts recognized as a reduction in cost of sales has not differed significantly over the past three fiscal years.

      As of July 30, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $13.4 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $7.9 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

      LONG-LIVED ASSETS AND GOODWILL

      Finlay's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      o Significant changes in the manner of our use of assets or the strategy for our overall business;
      o Significant negative industry or economic trends; or
      o Store closings, particularly in light of the recently announced store closings resulting from the Federated/May merger.

      When we determine that the carrying value of long-lived assets other than goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset's carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for the thirteen weeks and twenty-six weeks ended July 30, 2005. We also review the estimated useful lives of the assets and reduce such lives if necessary.

      SFAS No. 142, "Goodwill and Other Intangible Assets," requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform our required annual impairment test during the fourth quarter of our fiscal year, and perform additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual assessment for 2004 and concluded that our goodwill was not

impaired. Determining the fair value of a reporting unit, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under SFAS No. 142, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using projected discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

      In the quarter ended July 30, 2005, Federated announced their intention to divest 42 stores for which we currently operate the fine jewelry departments.
Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

      The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's recently announced intention to divest 42 stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle) (including any unrecognized intangible assets)
as if Finlay had been acquired in a business combination and the fair value of
Finlay was the price paid to acquire Finlay. As a result of this analysis, an impairment of goodwill of $77.3 million was recorded as a component of loss from operations in the Consolidated Statements of Operations, which eliminated all of the goodwill that was on our balance sheet.

      REVENUE RECOGNITION

      We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $1.5 million for both the twenty-six weeks ended
July 30, 2005 and July 31, 2004. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004.

      SELF-INSURANCE RESERVES

      Other than with respect to our Carlyle operations, we are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.1 million and $5.5 million at July 30, 2005 and July 31, 2004, respectively.

      INCOME TAXES

      In accordance with SFAS No. 109 "Accounting for Income Taxes," income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized. Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. Our effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. At any given time, multiple tax years

are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

      The income tax provision for the 2005 period and the 2004 period reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and
39.0%, respectively. During the second quarter of 2005, a benefit of approximately $4.4 million was recorded resulting from the impairment of goodwill and a benefit of approximately $0.2 million was recorded associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. During the second quarter of 2004, a benefit of approximately $0.6 million was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. Total current deferred tax assets decreased by approximately
$10.1 million in the second quarter of 2004, primarily as a result of the utilization of deferred tax assets related to the approval from the Internal
Revenue Service of a favorable change of accounting method regarding vendor allowances. Further, in 2004, we recorded refunds claimed for foreign taxes originally paid in 1995 and 1996, together with an adjustment for foreign tax credits previously used to reduce U.S. income tax liability. This resulted in a net recovery of foreign tax of approximately $0.6 million.

      ACCOUNTING FOR ACQUISITIONS

      In May 2005, we completed the acquisition of Carlyle. Carlyle operates 34 specialty jewelry stores, located primarily in the southeastern United States.
The acquisition of Carlyle is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities, and determined the preliminary excess of fair value of net assets acquired over cost. We will continue to monitor our estimates of the fair value of the assets and liabilities as we may adjust these amounts. We believe that any changes to these amounts will not have a material impact on our financial condition or results of operations.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3".
SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our Consolidated Financial Statements.

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

     OUR SALES PRIMARILY DEPEND UPON OUR HOST STORE RELATIONSHIPS. THE LOSS OF
OUR RELATIONSHIP WITH FEDERATED, OR SIGNIFICANT STORE CLOSURES BY OUR HOST STORE
GROUPS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     On July 28, 2005, Federated announced its intention to divest 42 stores for which we currently operate the fine jewelry departments. On August 30, 2005,
Federated announced that it had completed the merger with May and that it planned to close an additional three stores for which we currently operate the fine jewelry departments. The impact of the merger of May and Federated is unknown. A decision by Federated, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, could have a material adverse effect on our business and financial condition. During 2004, approximately 78% of our sales were generated by departments operated in store groups owned by May and Federated.

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

     OUR LOCATIONS ARE HEAVILY DEPENDENT ON CUSTOMER TRAFFIC AND THE CONTINUED
POPULARITY OF OUR HOST STORES AND MALLS.

     The success of our locations depends, in part, on the ability of host stores to generate consumer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Sales volume and customer traffic may be adversely affected by economic slowdowns in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department stores where we do not have locations.

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

    WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

    In 2004, merchandise obtained by us from our five largest vendors generated approximately 31% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. Additionally, in Carlyle's most recent fiscal year, merchandise obtained from its two largest vendors generated approximately 20% of their sales. There can be no assurances that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. A significant reduction in the collection of such allowances may negatively impact our future gross margins and/or increase future SG&A, and may reduce future net income.

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

      WE COULD BE MATERIALLY ADVERSELY AFFECTED IF OUR DISTRIBUTION OPERATIONS
ARE DISRUPTED.

      In the event that our primary central distribution facility was to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times associated with the distribution of merchandise to our stores during the time it takes to reopen or replace the facility.

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

      OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

      We currently have a significant amount of debt. As of July 30, 2005, we had $288.4 million of debt outstanding (not including $12.6 million in letters of credit under our $225.0 million revolving credit facility). During the twenty-six weeks ended July 30, 2005, our average revolver balance was $48.9 million and we peaked in usage at $119.4 million. In addition, as of July 30,
2005, the value of gold outstanding under the Gold Consignment Agreement totaled
$49.5 million. Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

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

      CARLYLE'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO
SUCCESSFULLY NEGOTIATE FAVORABLE LEASE TERMS.

      All of the Carlyle stores are leased. As of July 30, 2005, Carlyle had a total of 34 leased stores. Carlyle's store leases are generally for a term of ten years, with rent being a fixed minimum base plus for certain of the stores, a percentage of the store's sales in excess of a specified threshold. Carlyle has generally been successful in negotiating leases for new stores and lease renewals as its current leases near expiration. However, Carlyle's business, financial condition, and operating results could be adversely affected if
Carlyle is unable to continue to negotiate favorable lease and renewal terms.

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

      COMMODITY RISK

      We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories is market price fluctuations and we do not fully hedge our current positions.

      In 2005, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of July 30, 2005:


                                 CONTRACT         FINE TROY      PREVAILING        CONTRACT
               COMMODITY        SETTLEMENT        OUNCES OF      GOLD PRICE       FAIR MARKET
                                   DATE              GOLD         PER OUNCE          VALUE
              -------------    -------------    -------------    ------------    --------------

              Gold              11/30/2005         2,000         $  434.79       $   869,600
              Gold              12/30/2005        15,000         $  436.24       $ 6,543,600


      Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.2 million and $0.4 million for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Based on that evaluation, there was no such change during the quarter ended July
30, 2005.

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

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We excluded from our assessment any changes in internal control over financial reporting within the
Carlyle division, which was acquired on May 19, 2005, and whose financial statements reflect total assets and net sales constituting 12.5% and 7.0%, respectively, of the related consolidated financial statement amounts as of and for the thirteen weeks ended July 30, 2005. We will include the Carlyle division in our evaluation of the design and effectiveness of internal control over financial reporting as of February 3, 2007.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        -----------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities made by the Holding Company during the second quarter of 2005.

     Pursuant to the Holding Company's stock repurchase program, the Holding
Company may, at the discretion of management, purchase up to $12.6 million of its Common Stock from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and the Holding Company's cash position and requirements going forward. As of July 30, 2005, and from inception of the program, the Holding Company has repurchased a total of 2,207,904 shares for
$27.4 million.

ITEM 6.  EXHIBITS
         --------

EXHIBIT NO.       DESCRIPTION
-----------       -----------

       2          Not Applicable.

       3          Not Applicable.

       4          Not Applicable.

       10.1       Employment Agreement dated as of June 16, 2005 between Joseph
                  M. Melvin and Finlay Jewelry (incorporated by reference to
                  Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 22, 2005).

       10.2       Employment Agreement dated as of June 16, 2005 between Leslie
                  A. Philip and Finlay Merchandising & Buying, Inc.
                  (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June
                  22, 2005).

        10.3      Employment Agreement dated as of June 16, 2005 between Joyce
                  Manning Magrini and Finlay Jewelry (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form
                  8-K filed by Finlay Jewelry on June 22, 2005).

        10.4      Finlay Key Employee Special Severance Pay Plan (incorporated by reference to Exhibit 10.4 filed as part of the Current
                  Report on Form 8-K filed by Finlay Jewelry on June 22, 2005).

        10.5      Eighth Amendment dated as of July 29, 2005, among Sovereign
                  Bank, Sovereign Precious Metals, LLC (Sovereign Bank and
                  Sovereign Precious Metals, LLC individually and as agents),
                  Commerzbank International S.A., Finlay Jewelry, and eFinlay,
                  Inc. to the Amended and Restated Gold Consignment Agreement
                  dated as of March 30, 2001, as amended (incorporated by
                  reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on August 4, 2005).

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

Date: September 2, 2005            FINLAY FINE JEWELRY CORPORATION

                                   By: /s/ Bruce E. Zurlnick
                                       -----------------------------------------
                                       Bruce E. Zurlnick
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer
                                       (As both a duly authorized officer of
                                       Registrant and as principal financial
                                       officer of Registrant)

