Form 10-Q
period 2005-10-29
FINLAY FINE JEWELRY CORP
filed 2005-12-08
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Quarterly Period Ended October 29, 2005

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

                                 Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

As of December 2, 2005, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

*The registrant is not subject to the filing requirements of Section 13 or 15(d)
of the Exchange Act and is voluntarily filing this Quarterly Report on Form
10-Q.

================================================================================

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 29, 2005

                                      INDEX

                                                                                   PAGE(S)
                                                                                   -------

PART I - FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements (Unaudited)

                Consolidated Statements of Operations for the thirteen weeks and
                thirty-nine weeks ended October 29, 2005 and October 30, 2004...       1

                Consolidated Balance Sheets as of October 29, 2005 and
                January 29, 2005................................................       3

                Consolidated Statements of Changes in Stockholder's Equity and
                Comprehensive Income (Loss) for the year ended January 29, 2005
                and the thirty-nine weeks ended October 29, 2005................       4

                Consolidated Statements of Cash Flows for the thirteen weeks and
                thirty-nine weeks ended October 29, 2005 and October 30, 2004...       5

                Notes to Consolidated Financial Statements......................       7

      Item 2.   Management's Discussion and Analysis of Financial Condition and

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 29,   OCTOBER 30,
                                                           2005          2004
                                                       -----------   -----------
Sales ..............................................    $183,261      $166,841
Cost of sales ......................................      92,768        82,229
                                                        --------      --------
   Gross margin ....................................      90,493        84,612
Selling, general and administrative expenses .......      89,949        82,629
Depreciation and amortization ......................       5,322         4,298
                                                        --------      --------
   Loss from operations ............................      (4,778)       (2,315)
Interest expense, net ..............................       6,769         5,598
Other expense ......................................          79            --
                                                        --------      --------
   Loss before income taxes ........................     (11,626)       (7,913)
Benefit for income taxes ...........................      (4,752)       (3,085)
                                                        --------      --------
   Net loss ........................................    $ (6,874)     $ (4,828)
                                                        ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THIRTY-NINE WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 29,   OCTOBER 30,
                                                           2005          2004
                                                       -----------   -----------
Sales ..............................................     $568,725      $543,051
Cost of sales ......................................      284,623       266,546
                                                         --------      --------
   Gross margin ....................................      284,102       276,505
Selling, general and administrative expenses .......      272,163       258,096
Depreciation and amortization ......................       13,651        13,061
Impairment of goodwill .............................       77,288            --
                                                         --------      --------
   Income (loss) from operations ...................      (79,000)        5,348
Interest expense, net ..............................       17,947        14,651
Other expense ......................................           79         5,962
                                                         --------      --------
   Loss before income taxes ........................      (97,026)      (15,265)
Benefit for income taxes ...........................      (12,518)       (6,577)
                                                         --------      --------
   Net loss ........................................     $(84,508)     $ (8,688)
                                                         ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    OCTOBER 29,   JANUARY 29,
                                                                       2005           2005
                                                                    -----------   -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents ....................................     $  1,848     $ 61,957
   Accounts receivable ..........................................       53,169       22,598
   Other receivables ............................................       48,807       35,747
   Merchandise inventories ......................................      377,240      278,589
   Prepaid expenses and other ...................................        4,463        2,958
                                                                      --------     --------
      Total current assets ......................................      485,527      401,849
                                                                      --------     --------
Fixed assets:
   Building, equipment, fixtures and leasehold improvements .....      124,025      113,039
   Less - accumulated depreciation and amortization .............       61,203       50,558
                                                                      --------     --------
      Fixed assets, net .........................................       62,822       62,481
                                                                      --------     --------
Deferred charges and other assets, net ..........................       15,692       16,859
Goodwill ........................................................           --       77,288
                                                                      --------     --------
      Total assets ..............................................     $564,041     $558,477
                                                                      ========     ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Short-term borrowings ........................................     $133,123     $     --
   Accounts payable - trade .....................................       68,199      102,994
   Accrued liabilities:
      Accrued salaries and benefits .............................       16,081       14,654
      Accrued miscellaneous taxes ...............................        6,309        7,242
      Accrued interest ..........................................        7,590        3,120
      Deferred income ...........................................        6,652        8,449
      Deferred income taxes .....................................       12,696        6,593
      Other .....................................................       13,592       10,539
   Income taxes payable .........................................        1,463       16,479
   Due to parent ................................................        2,700        1,893
                                                                      --------     --------
      Total current liabilities .................................      268,405      171,963
Long-term debt ..................................................      200,000      200,000
Deferred income taxes ...........................................       11,188       21,070
Other non-current liabilities ...................................          967          587
                                                                      --------     --------
      Total liabilities .........................................      480,560     $393,620
                                                                      --------     --------
Commitments and contingencies (see Note 10)
Stockholder's equity:
Common Stock, par value $.01 per share; authorized 5,000 shares;
   issued and outstanding 1,000 shares ..........................           --           --
Additional paid-in capital ......................................       85,975       82,975
Retained earnings (deficit) .....................................       (2,514)      81,994
Accumulated other comprehensive income (loss) ...................           20         (112)
                                                                      --------     --------
      Total stockholder's equity ................................       83,481      164,857
                                                                      --------     --------
      Total liabilities and stockholder's equity ................     $564,041     $558,477
                                                                      ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            COMMON STOCK                                ACCUMULATED
                                         ------------------   ADDITIONAL    RETAINED       OTHER           TOTAL
                                           NUMBER               PAID-IN     EARNINGS   COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
                                         OF SHARES   AMOUNT     CAPITAL    (DEFICIT)   INCOME (LOSS)       EQUITY      INCOME/(LOSS)
                                         ---------   ------   ---------    --------    -------------   -------------   -------------

Balance, January 31, 2004.............     1,000       $--      $82,975     $102,210       $ (85)         $185,100
   Net income.........................        --        --           --       19,487          --            19,487        $ 19,487
   Change in fair value of gold
      forward contracts, net of tax...        --        --           --           --         (27)              (27)            (27)
                                                                                                                          --------
   Comprehensive income...............                                                                                    $ 19,460
                                                                                                                          ========
   Dividends on common stock..........        --        --           --      (39,703)         --             4,964
                                           -----       ---      -------     --------       -----          --------
Balance, January 29, 2005.............     1,000        --       82,975       81,994        (112)          164,857
   Net loss...........................        --        --           --      (84,508)         --           (84,508)       $(84,508)
   Capital contribution...............        --        --        3,000           --          --             3,000
   Change in fair value of gold
      forward contracts, net of tax...        --        --           --           --         132               132             132
                                                                                                                          --------
   Comprehensive loss.................                                                                                    $(84,376)
                                                                                                                          ========
                                           -----       ---      -------     --------       -----          --------
Balance, October 29, 2005.............     1,000       $--      $85,975     $ (2,514)      $  20          $ 83,481
                                           =====       ===      =======     ========       =====          ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THIRTEEN WEEKS ENDED
                                                                      -------------------------
                                                                      OCTOBER 29,   OCTOBER 30,
                                                                          2005          2004
                                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................................    $  (6,874)   $  (4,828)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization ..................................        5,322        4,298
   Amortization of deferred financing costs .......................          315          292
   Amortization of restricted stock compensation and
      restricted stock units ......................................          328          377
   Deferred income tax provision ..................................        1,740        1,676
   Other, net .....................................................         (293)        (398)
   Changes in operating assets and liabilities, net of effects from purchase of Carlyle (Note 11):
      (Increase) decrease in accounts and other receivables .......      (16,069)       2,344
      Increase in merchandise inventories .........................      (22,983)     (24,854)
      (Increase) decrease in prepaid expenses and other ...........          535       (1,359)
      Increase in accounts payable and accrued liabilities ........        8,087       11,724
      Increase (decrease) in due to parent ........................           30          (41)
                                                                       ---------    ---------
         NET CASH USED IN OPERATING ACTIVITIES ....................      (29,862)     (10,769)
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements ....       (5,533)      (3,279)
   Acquisition of Carlyle, net of cash acquired ...................         (768)          --
                                                                       ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES ....................       (6,301)      (3,279)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility ........................      173,964      149,237
   Principal payments on revolving credit facility ................     (129,269)    (130,708)
   Capitalized financing costs ....................................         (188)         (78)
   Bank overdraft .................................................       (8,330)      (3,788)
                                                                       ---------    ---------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES ..............       36,177       14,663
                                                                       ---------    ---------
         INCREASE IN CASH AND CASH EQUIVALENTS ....................           14          615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................        1,834        1,098
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................    $   1,848    $   1,713
                                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid .................................................    $   2,178    $   1,208
                                                                       =========    =========
    Income taxes refunded .........................................    $     (72)   $  (9,426)
                                                                       =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THIRTY-NINE WEEKS ENDED
                                                                          -------------------------
                                                                          OCTOBER 29,   OCTOBER 30,
                                                                              2005          2004
                                                                          -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...........................................................    $ (84,508)    $  (8,688)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Impairment of goodwill .............................................       77,288            --
   Depreciation and amortization ......................................       13,651        13,061
   Amortization of deferred financing costs ...........................          938           760
   Amortization of restricted stock compensation and
      restricted stock units ..........................................          889           983
   Loss on extinguishment of debt .....................................           --         5,962
   Deferred income tax provision ......................................       (4,171)       13,755
   Other, net .........................................................         (237)           --
   Changes in operating assets and liabilities, net of effects from purchase of Carlyle (Note 11):
      Increase in accounts and other receivables ......................      (42,741)      (31,978)
      Increase in merchandise inventories .............................      (43,494)      (32,334)
      Increase in prepaid expenses and other ..........................         (493)       (2,505)
      Decrease in accounts payable and accrued liabilities ............      (79,297)     (117,032)
      Decrease in due to parent .......................................          (82)      (10,817)
                                                                           ---------     ---------
         NET CASH USED IN OPERATING ACTIVITIES ........................     (162,257)     (168,833)
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements ........       (9,882)       (8,914)
   Acquisition of Carlyle, net of cash acquired .......................      (28,714)           --
                                                                           ---------     ---------
         NET CASH USED IN INVESTING ACTIVITIES ........................      (38,596)       (8,914)
                                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility ............................      540,335       478,753
   Principal payments on revolving credit facility ....................     (407,212)     (400,256)
   Proceeds from issuance of Senior Notes .............................           --       200,000
   Purchase and redemption of Old Senior Notes ........................           --      (154,647)
   Capitalized financing costs ........................................         (311)       (4,849)
   Bank overdraft .....................................................        4,932         8,432
   Payment of dividends ...............................................           --       (37,454)
   Capital contribution ...............................................        3,000            --
                                                                           ---------     ---------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES ..................      140,744        89,979
                                                                           ---------     ---------
         DECREASE IN CASH AND CASH EQUIVALENTS ........................      (60,109)      (87,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................       61,957        89,481
                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................    $   1,848     $   1,713
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ......................................................    $  12,539     $  10,040
                                                                           =========     =========
   Income taxes paid (refunded) .......................................    $   6,819     $  (6,203)
                                                                           =========     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine
Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry," the
"Registrant," "we," "us" and "our"), a wholly-owned subsidiary of Finlay
Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of October 29, 2005, and our results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results.
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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product. Such contracts typically have durations ranging from one to nine months. At October 29, 2005, we had one open position in a gold forward contract totaling 5,000 fine troy ounces to purchase gold for $2.3 million. At January
29, 2005, we had several open positions in gold forward contracts totaling
37,000 fine troy ounces to purchase gold for $16.1 million. The fair value of

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

gold under such contracts was $2.4 million and $15.8 million at October 29, 2005 and January 29, 2005, respectively.

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

     As of October 29, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $11.9 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $6.7 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At October 29, 2005, the fair value of the gold forward contracts resulted in the recognition of an asset of $34,000. At January 29,
2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income at October 29, 2005 of $20,000, net of tax, is expected to be reclassified into earnings during the remainder of 2005. The amount recorded

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in accumulated other comprehensive loss at January 29, 2005 of $0.1 million, net of tax, was reclassified into earnings in the first quarter of 2005.

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

                                                               THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                            -------------------------   -------------------------
                                                            OCTOBER 29,   OCTOBER 30,   OCTOBER 29,   OCTOBER 30,
                                                                2005         2004          2005          2004
                                                            -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)              (IN THOUSANDS)

Reported net loss .......................................     $(6,874)      $(4,828)     $(84,508)      $(8,688)
Add: Stock-based employee compensation expense
   determined under the fair value method, net of tax ...        (142)         (335)         (538)         (859)
Deduct: Stock-based employee compensation expense
   included in reported net loss, net of tax ............         107           254           434           619
                                                              -------       -------      --------       -------
Pro forma net loss ......................................     $(6,909)      $(4,909)     $(84,612)      $(8,928)
                                                              =======       =======      ========       =======

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. Although we are in the process of determining the impact of this Statement on our results of operations, the historical impact for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30,
2004, respectively, under SFAS No. 123 is shown in the table above. We will adopt SFAS No. 123(R) for the first quarter of fiscal 2006.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES: The income tax benefit for 2005 and 2004 reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and 39%, respectively. During the third quarter of 2005, a benefit of approximately $0.2 million was recorded resulting from a refund of foreign taxes. Additionally, during the second quarter of 2005, a benefit of approximately $4.4 million was recorded resulting from the impairment of goodwill and a benefit of approximately $0.2 million was recorded associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. During the second quarter of 2004, a benefit of approximately $0.6 million was recorded associated with the reversal of tax accruals no longer required.

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

NOTE 3 - DESCRIPTION OF BUSINESS

     We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations, due to the seasonality of the retail jewelry industry. During 2004, store groups owned by Federated Department
Stores, Inc. ("Federated") and those stores previously owned by The May
Department Stores Company ("May") which were acquired by Federated in August
2005, accounted for 78% of our sales.

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

NOTE 4 - MERCHANDISE INVENTORIES

    Merchandise inventories consisted of the following:

                                                               OCTOBER 29,   JANUARY 29,
                                                                 2005 (A)        2005
                                                               -----------   -----------
                                                                     (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
   (first-in, first-out ("FIFO")  basis) ...................     $397,087      $297,266
Less: Excess of FIFO cost over LIFO inventory value ........       19,847        18,677
                                                                 --------      --------
                                                                 $377,240      $278,589
                                                                 ========      ========

----------
(a)  Merchandise inventories as of October 29, 2005 includes approximately $60.0 million of inventory related to Carlyle.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (CONTINUED)

     We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss before income taxes for each of the thirteen weeks ended October 29, 2005 and October 30, 2004 by $0.3 million. The LIFO method had the effect of increasing the loss before income taxes for the thirty-nine weeks ended October 29, 2005 and October 30,
2004 by $1.2 million and $0.9 million, respectively.

     Approximately $360.3 million and $349.7 million at October 29, 2005 and
January 29, 2005, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

     We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     On July 29, 2005, we amended the Gold Consignment Agreement, to among other things, extend the maturity date to October 31, 2007, and to establish financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment
Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the
Gold Consignment Agreement. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At October 29, 2005 and January 29,
2005, amounts outstanding under the Gold Consignment Agreement totaled 105,084 and 116,687 fine troy ounces, respectively, valued at $49.5 million and $49.8 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 5 - SHORT AND LONG-TERM DEBT

     Our revolving credit agreement with General Electric Capital Corporation
("GECC") and certain other lenders (the "Revolving Credit Agreement"), which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At
October 29, 2005, $133.1 million was outstanding under this facility, at which point the available borrowings were $81.0 million. The average amounts outstanding under the Revolving Credit Agreement were $75.6 million and $49.4 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. The maximum amount outstanding for the thirty-nine weeks ended
October 29, 2005 was $158.2 million, at which point the available borrowings were an additional $55.9 million. Amounts outstanding under the Revolving Credit
Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 5.6% and 3.7% for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (CONTINUED)

     During 2004, we and the Holding Company each commenced an offer to purchase for cash our 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Old Senior Notes") and the Holding Company's 9%
Senior Debentures, due May 1, 2008, having an aggregate principal amount of
$75.0 million (the "Old Senior Debentures"), respectively. Holders of approximately 98% and 79% of the Old Senior Notes and the Old Senior Debentures,
respectively, tendered their securities and consented to amendments to the related indentures. Additionally, during 2004, we completed the sale of 8-3/8%
Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

     We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the Senior Notes, which have been deferred and are being amortized over the term of the Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Old Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Old Senior Notes and
$0.3 million for other expenses. These costs are included in other expense in the accompanying Consolidated Statements of Operations for the thirty-nine weeks ended October 30, 2004.

     The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness and senior to any of our future indebtedness that is expressly subordinated to the
Senior Notes. The Senior Notes are effectively subordinated to (a) our secured indebtedness, including obligations under our Revolving Credit Agreement and our
Gold Consignment Agreement (as defined herein), to the extent of the value of the assets securing such indebtedness, and (b) the indebtedness and other liabilities (including trade payables) of our subsidiaries. We may redeem the
Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, we may redeem up to
35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the Senior Notes may require us to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

     The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.

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

                         THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                      -------------------------   -------------------------
                      OCTOBER 29,   OCTOBER 30,   OCTOBER 29,   OCTOBER 30,
                          2005         2004           2005          2004
                      -----------   -----------   -----------   -----------
                            (IN THOUSANDS)              (IN THOUSANDS)
Minimum fees.......     $ 1,816       $    444      $ 3,773       $ 1,333
Contingent fees....      28,088         27,761       90,501        90,507
                        -------       --------      -------       -------
   Total...........     $29,904       $28,205       $94,274       $91,840
                        =======       ========      =======       =======

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER

     As of October 29, 2005, and from inception of the Holding Company's stock repurchase program, which expired in September 2005, the Holding Company repurchased a total of 2,207,904 shares for $27.4 million.

     In February 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted
Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005 and was accounted for as a component of the
Holding Company's stockholders' equity. Compensation expense of approximately
$1.2 million has been amortized over four years and totaled approximately
$78,000 and $230,000, respectively, for the thirteen weeks and thirty-nine weeks ended October 30, 2004.

     In August 2003, an executive officer of Finlay was issued an additional
50,000 shares of Restricted Stock, pursuant to a restricted stock agreement.
Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company's stockholders'
equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $66,000 and $199,000, respectively, for the thirteen weeks and thirty-nine weeks ended October 30,
2004. The remaining 50% of the Restricted Stock becomes fully vested on June 30,
2007 and has been accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended October 29, 2005 and October 30, 2004 totaled approximately
$25,000. Amortization for each of the thirty-nine week periods ended October 29,
2005 and October 30, 2004 totaled approximately $75,000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER (CONTINUED)

     In October 2003, certain executives of Finlay were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended October 29, 2005 and October 30, 2004 totaled approximately $30,000. Amortization for each of the thirty-nine week periods ended October 29, 2005 and October 30, 2004 totaled approximately
$90,000.

     In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years. Amortization for each of the thirteen week periods ended October 29, 2005 and October 30, 2004 totaled approximately $79,000. Amortization for the thirty-nine weeks ended
October 29, 2005 and October 30, 2004 totaled approximately $236,000 and
$156,000, respectively.

     Commencing in February 2005, an executive officer of Finlay became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Holding
Company's Board of Directors. The maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common
Stock having an aggregate value nearest to $400,000. These shares are not considered outstanding. Compensation expense is being recognized ratably over a one year period and is adjusted based on our financial performance. Amortization for the thirty-nine weeks ended October 29, 2005 totaled approximately $0.2 million.

     In April 2005, certain executives of the Company were awarded a total of
48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for the thirteen weeks and thirty-nine weeks ended October 29, 2005 totaled approximately $47,000 and $94,000, respectively.

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
While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock of the Holding Company. As of October 29, 2005, 205,410 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks ended October 29, 2005 and October 30, 2004 totaled approximately $146,000 and $98,000, respectively. Amortization for the thirty-nine weeks ended October
29, 2005 and October 30, 2004 totaled approximately $394,000 and $232,000, respectively.

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER

     On February 28, 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. On August 30, 2005,
Federated announced that it had completed the merger with May. In September
2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. Accordingly, at the beginning of
2006, we expect to operate in six of Federated's nine divisions, for a total of
404 departments compared to the 598 Federated departments we currently operate in as follows:

                         Macy's South (1)       145
                         Macy's Midwest (2)      79
                         Macy's North (3)        54
                         Macy's Northwest (4)    38
                         Bloomingdale's          30
                         Lord & Taylor           58
                                                ---
                         Total                  404
                                                ===

----------
(1)  Primarily comprised of the former Rich's/Lazarus/Goldsmith's division of
     Federated and May's former Foley's and Hecht's stores.

(2)  Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and
     Kaufmann's divisions of May.

(3)  Primarily comprised of the former Marshall Fields's division of May.

(4)  Primarily comprised of the former Bon-Macy's division of Federated and
     May's former Meier & Frank stores.

          As a result of Federated's integration plans, we expect to no longer operate in the following 198 departments:

     o    142 stores under various regional nameplates that will be phased into the Macy's East and Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments. The transition of these departments is expected to begin in the second quarter of 2006 and be completed by the end of July
          2006;

     o    52 stores that will be divested by Federated; and

     o    4 stores that will be closed in preparation for reopening as
          Bloomingdale's stores.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

In 2004, we generated sales of approximately $243.0 million from these 198 departments. We intend to record charges associated with accelerated depreciation of fixed assets and severance totaling approximately $7.2 million related to these departments beginning in 2005 through the dates of the store closings, estimated to be July 2006. During the thirty-nine weeks ended October
29, 2005, we recorded charges of approximately $1.7 million related to the accelerated depreciation of fixed assets and severance, of which $1.6 million was recorded in the third quarter.

     Additionally, in November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, which will govern our operations in Macy's
South, Macy's Midwest, Macy's North and Macy's Northwest. This new agreement is three years in length and expires January 31, 2009. Approximately 316 stores will be covered by the agreement. The agreement has no impact on the
Bloomingdale's and Lord & Taylor divisions whose license agreements, which cover a total of 88 departments, currently run through February 3, 2007. In addition to extending our agreement for three years, the new agreement eliminates all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a ten mile radius of a May store.

     In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of four departments during the thirty-nine weeks ended October 29, 2005.
For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, we recorded charges of approximately $31,000 and $0.9 million, respectively, relating to the accelerated depreciation of fixed assets and the loss on disposal of fixed assets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of December 2, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

     During 2005, we entered into employment agreements with certain executives of Finlay. Each of the employment agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for salary levels totaling approximately $1.8 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of the executives' salary if employed by Finlay on
June 30, 2008.

     The Senior Notes, the Revolving Credit Agreement and the Gold Consignment
Agreement currently restrict the amount of annual distributions to the Holding
Company.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by Federated and those stores previously owned by May accounted for 72% of our sales. We believe that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on our financial position or results of operations.

     We have not provided any third-party financial guarantees as of October 29,
2005 and January 29, 2005.

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION

     On May 19, 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle's revolving credit facility was terminated and paid in full at the closing and, since the date of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving Credit Agreement. In connection with the acquisition, we replaced the existing Revolving Credit
Agreement and entered into an amended and restated credit agreement (the
"Restated Credit Agreement") with GECC and certain other lenders and Finlay
Jewelry entered into a consent and amendment to the Gold Consignment Agreement
(the "Gold Consignment Amendment"), to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into supplemental indentures and guarantees (the
"Supplemental Indentures") to guarantee obligations of Finlay Jewelry under the
Senior Notes.

     The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. Our October 29,
2005 consolidated balance sheet reflects the Carlyle acquisition using a preliminary purchase price allocation. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash.........................................   $ 1,695
Merchandise inventories......................    55,157
Prepaid expenses and other current assets....     2,308
Property and equipment.......................     1,751
Other assets.................................     7,284
Liabilities assumed..........................    37,710
                                                -------
Net assets acquired..........................   $30,485
                                                =======

     The following consolidated pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of the respective periods presented:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION (CONTINUED)

                                                        THIRTY-NINE WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 29,   OCTOBER 30,
                                                           2005          2004
                                                       -----------   -----------
                                                             (IN THOUSANDS)

Sales...............................................    $592,175      $591,788
Net loss (a)........................................    $(87,967)     $(11,386)

----------
(a)  The net loss for the thirty-nine weeks ended October 29, 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill. See Note 13.

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

     The following table provides segment level financial information for the thirteen weeks and thirty-nine weeks ended October 29, 2005 (dollars in thousands):

                                  THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                    OCTOBER 29, 2005                OCTOBER 29, 2005
                             -----------------------------   -----------------------------
                              FINLAY    CARLYLE     TOTAL     FINLAY    CARLYLE     TOTAL
                             --------   -------   --------   --------   -------   --------

Sales.....................   $167,339   $15,922   $183,261   $538,876   $29,849   $568,725
Loss from operations (a)..     (4,244)     (534)    (4,778)   (78,579)     (421)   (79,000)
Total assets..............    496,188    67,853    564,041    496,188    67,853    564,041
Capital expenditures......      4,481     1,052      5,533      8,364     1,518      9,882

----------
(a)  The loss from operations for the thirty-nine weeks ended October 29, 2005 for Finlay includes a pre-tax charge of approximately $77.3 million related to the impairment of goodwill. See Note 13.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

     Additionally, our sales mix by merchandise category was as follows for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004
(dollars in thousands):

                          THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                  -----------------------------------   -----------------------------------
                     OCTOBER 29,        OCTOBER 30,        OCTOBER 29,        OCTOBER 30,
                        2005               2004               2005               2004
                  ----------------   ----------------   ----------------   ----------------
                              % OF               % OF               % OF               % OF
                    SALES    SALES     SALES    SALES     SALES    SALES     SALES    SALES
                  --------   -----   --------   -----   --------   -----   --------   -----

Diamonds ......   $ 45,777    25.0%  $ 42,041    25.2%  $145,884    25.7%  $135,651    25.0%
Gemstones .....     35,495    19.4     35,248    21.1    114,640    20.2    118,244    21.8
Gold ..........     32,358    17.7     34,053    20.4    106,707    18.8    113,880    21.0
Watches .......     32,221    17.6     25,387    15.2     87,954    15.5     77,248    14.2
Designer ......     14,100     7.7     10,532     6.3     39,006     6.9     31,487     5.8
Other (1) .....     23,310    12.6     19,580    11.8     74,534    12.9     66,541    12.2
                  --------   -----   --------   -----   --------   -----   --------   -----
Total Sales ...   $183,261   100.0%  $166,841   100.0%  $568,725   100.0%  $543,051   100.0%
                  ========   =====   ========   =====   ========   =====   ========   =====

----------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

NOTE 13 - GOODWILL IMPAIRMENT

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")
requires an impairment-only approach to accounting for goodwill. We performed our required annual impairment assessment during the fourth quarter of 2004 and concluded that our goodwill was not impaired.

     During the quarter ended July 30, 2005, Federated announced their intention to divest certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

     The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding
Carlyle) (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of loss from operations in the accompanying Consolidated Statements of
Operations for the thirty-nine weeks ended October 29, 2005, which eliminated all of the goodwill that was on our balance sheet.

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

     On May 19, 2005, we completed the acquisition of Carlyle and its subsidiaries. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. Carlyle is located primarily in the southeastern United States and operates 34 specialty jewelry stores under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Carlyle had annual sales of $86.0 million during its last fiscal year. Carlyle's results of operations are included in the accompanying Consolidated Statements of
Operations since the date of acquisition.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and primarily operate fine jewelry departments in major department stores for retailers where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of October 29, 2005, we operated a total of 1,009 locations, including 975 Finlay departments in 16 host store groups, in 46 states and the District of Columbia, as well as 34 Carlyle specialty jewelry stores, located primarily in the southeastern United States, which sell luxury priced jewelry, with an average sales price of approximately
$1,200 per item.

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

     In May 2005, we completed the acquisition of Carlyle and its subsidiaries.
Carlyle operates 34 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park
Promenade trade names. The Carlyle stores are primarily located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. The average size of a store is approximately 2,500 square feet and average sales per store are approximately $2.6 million.

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

     In October 2005, Saks Incorporated ("Saks") announced that it has agreed to sell its Northern Department Store Group (which operates Carson Pirie Scott,
Bergner's, Boston Store, Younkers and Herberger's) to The Bon-Ton Stores, Inc.
We currently operate the fine jewelry departments in these host store groups and will continue to do so upon completion of the acquisition.

THIRD QUARTER HIGHLIGHTS

     Total sales were $183.3 million for the thirteen weeks ended October 29,
2005 compared to $166.8 million for the thirteen weeks ended October 30, 2004, an increase of 9.8%. Total sales for the third quarter of 2005 included $15.9 million of sales generated by Carlyle. Comparable department sales increased
1.3% and our strongest performances were in our Bloomingdale's store group and in Parisian, a division of Saks. Gross margin increased by $5.9 million compared to 2004, and, as a percentage of sales, gross margin decreased by 1.3% from
50.7% to 49.4%, approximately half of the decrease is associated with the addition of Carlyle whose margins are typically lower than Finlay's due to the strong emphasis on the watch category. SG&A increased $7.3 million and, as a percentage of sales, SG&A decreased 0.4% from 49.5% to 49.1%, primarily as a result of Carlyle's significantly lower rent structure as a percentage of sales compared to Finlay's licensed department business. Borrowings under the
Revolving Credit Agreement increased by $54.6 million at October 29, 2005 as compared to October 30, 2004, which reflects additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle's working capital requirements. Maximum outstanding borrowings during the thirteen weeks ended
October 29, 2005 were $158.2 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $55.9 million.

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

     In November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, which will govern our operations in Macy's South, Macy's
Midwest, Macy's North and Macy's Northwest. This new agreement is three years in length and expires January 31, 2009. Approximately 316 stores will be covered by the agreement. The agreement has no impact on the Bloomingdale's and Lord &
Taylor divisions whose license agreements, which cover a total of 88 departments, currently run through February 3, 2007. In addition to extending our agreement for three years, the new agreement eliminates all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a ten mile radius of a May store. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector.

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
This new category of merchandise has been expanded to additional departments during 2005 and is estimated to generate sales of approximately $10 million on an annual basis.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belk's. During the thirty-nine weeks ended October 29, 2005, we added a total of ten new departments in Dillard's and Belk's. Additionally, we anticipate opening ten to
15 departments in Dillard's in 2006.

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

     o    Open new channels of distribution;

     o    Increase our business in the luxury jewelry market both in specialty and department stores;

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
Federated announced that it had completed the merger with May. In September
2005, Federated announced its integration plans for the merger with May including a divisional realignment and divestiture of certain stores.
Accordingly, at the beginning of 2006, we expect to operate in six of
Federated's nine divisions, for a total of 404 departments compared to the 598
Federated departments we currently operate in. As a result of Federated's integration plans, we expect to no longer operate in 198 departments. In 2004, we generated sales of approximately $243.0 million from these 198 departments.
During the thirty-nine weeks ended October 29, 2005, we recorded charges of approximately $1.7 million related to the accelerated depreciation of fixed assets and severance, of which $1.6 million was recorded in the third quarter.

     During 2004, approximately 78% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by
May. We have operated departments with Federated since 1983 and believe that our relationship with Federated is excellent. Nevertheless, a decision by Federated or certain of our other host store groups, to terminate existing relationships, to assume the operation of these departments themselves, or to close a significant number of stores would have a material adverse effect on our business and financial condition.

     During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of four departments during the thirty-nine weeks ended October 29, 2005. Through October 29, 2005, a total of 31 stores have closed.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

STATEMENTS OF OPERATIONS DATA

                                                     THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                  -------------------------   -------------------------
                                                  OCTOBER 29,   OCTOBER 30,   OCTOBER 29,   OCTOBER 30,
                                                     2005          2004           2005         2004
                                                  -----------   -----------   -----------   -----------

Sales .........................................      100.0%        100.0%        100.0%        100.0%
Cost of sales .................................       50.6          49.3          50.0          49.1
                                                     -----         -----         -----         -----
   Gross margin ...............................       49.4          50.7          50.0          50.9
Selling, general and administrative expenses ..       49.1          49.5          47.9          47.5
Depreciation and amortization .................        2.9           2.6           2.4           2.4
Impairment of goodwill ........................         --            --          13.6            --
                                                     -----         -----         -----         -----
   Income (loss) from operations ..............       (2.6)         (1.4)        (13.9)          1.0
Interest expense, net .........................        3.7           3.3           3.2           2.7
Other expense .................................         --            --            --           1.1
                                                     -----         -----         -----         -----
   Loss before income taxes ...................       (6.3)         (4.7)        (17.1)         (2.8)
Benefit for income taxes ......................       (2.5)         (1.8)         (2.2)         (1.2)
                                                     -----         -----         -----         -----
   Net loss ...................................       (3.8)%        (2.9)%       (14.9)%        (1.6)%
                                                     =====         =====         =====         =====

THIRTEEN WEEKS ENDED OCTOBER 29, 2005 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER
30, 2004

     SALES. Sales for the thirteen weeks ended October 29, 2005 increased $16.4 million, or 9.8%, over the comparable period in 2004. Comparable department sales (departments open for the same months during the comparable periods)
increased 1.3%. Sales include $167.3 million in sales from the Finlay departments, which represented a 0.3% increase over the $166.8 million in sales reported in the thirteen weeks ended October 30, 2004, and $15.9 million in sales from the Carlyle division.

          During the thirteen weeks ended October 29, 2005, we opened 18 departments, and closed two departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin increased by $5.9 million in 2005 compared to
2004. As a percentage of sales, gross margin decreased by 1.3% from 50.7% to
49.4%. Approximately 0.7% of the decrease is associated with the addition of
Carlyle whose margins are typically lower than Finlay's due to the strong emphasis on the watch category. The components of this net decrease in gross margin are as follows:

          COMPONENT              %                     REASON
----------------------------   -----   -----------------------------------------
Merchandise cost of sales...   (1.4)%  Increase in merchandise cost of sales is
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
                                       Additionally, the increase is due to the
                                       impact of Carlyle's lower gross margins
                                       as a result of the strong emphasis on
                                       the watch category.

Other ......................    0.1    Decrease in various other components of
                               ----    cost of sales.
   Total ...................   (1.3)%
                               ====

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $7.3 million, or 8.9%. As a percentage of sales, SG&A decreased by 0.4% from 49.5% to
49.1%, substantially all related to the addition of Carlyle as a result of their lower rent structure as a percentage of sales compared to Finlay's licensed department business. The components of this net decrease in SG&A are as follows:

          COMPONENT              %                      REASON
----------------------------   -----   -----------------------------------------
Net advertising
   expenditures.............   (0.6)%  Decrease is primarily due to lower gross
                                       advertising expenditures and increased
                                       vendor support.

License and lease fees......   (0.6)   Decrease is primarily due to Carlyle's
                                       significantly lower rent structure as a
                                       percentage of sales compared to Finlay's
                                       licensed department business.

Other expenses..............    0.8    Increase in other expenses is due to
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
                                       impacting the leveraging of these
                                       expenses.
                               ----
   Total ...................   (0.4)%
                               ====

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$1.0 million primarily due to accelerated depreciation costs totaling approximately $1.2 million associated with future store closings as a result of the Federated/May merger, as well as additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense increased by $1.2 million primarily due to an increase in average borrowings ($328.9 million for the period in 2005 compared to $280.2 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle's working capital requirements, offset by the refinancing of the Old Senior Notes during
2004. The weighted average interest rate was approximately 7.3% for the 2005 period compared to 7.1% for the comparable period in 2004.

     OTHER EXPENSE. Other expense for the thirteen weeks ended October 29, 2005 includes approximately $79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

     BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% and 39.0%, respectively. The 2005 period reflects a benefit of approximately $0.2 million related to a refund of foreign taxes.

     NET LOSS. Net loss of $6.9 million for the 2005 period represents an increased loss of $2.1 million as compared to the net loss of $4.8 million in the prior period as a result of the factors discussed above.

THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 COMPARED WITH THIRTY-NINE WEEKS ENDED
OCTOBER 30, 2004

     SALES. Sales for the thirty-nine weeks ended October 29, 2005 increased
$25.7 million, or 4.7%, over the comparable period in 2004. Comparable department sales increased 0.6%. Sales include $538.9 million in sales from the
Finlay departments, which represented a 0.8% decrease compared to the $543.1 million in sales reported in the thirty-nine weeks ended October 30, 2004, and
$29.8 million in sales from the Carlyle division.

     During the thirty-nine weeks ended October 29, 2005, we opened 23 departments and closed ten departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin increased by $7.6 million in 2005 compared to
2004. As a percentage of sales, gross margin decreased by 0.9% from 50.9% to
50.0%. Approximately 0.4% of the decrease is associated with the addition of
Carlyle whose margins are typically lower than Finlay's due to the strong emphasis on the watch category. The components of this net decrease in gross margin are as follows:

         COMPONENT               %                     REASON
----------------------------   ----    -----------------------------------------
Merchandise cost of sales...   (0.7)%  Increase in merchandise cost of sales is
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
                                       Additionally, the increase is due to the
                                       impact of Carlyle's lower gross margins
                                       as a result of the strong emphasis on
                                       the watch category.

Other.......................   (0.2)   Increase in various other components of
                               ----    cost of sales.
   Total ...................   (0.9)%
                               ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $14.1 million, or 5.5%. As a percentage of sales, SG&A increased by 0.4% from 47.5% to
47.9%. Approximately 0.2% of the increase is associated with the addition of
Carlyle. The components of this net increase in SG&A are as follows:

          COMPONENT              %                      REASON
----------------------------   ----    -----------------------------------------
Net advertising
   expenditures.............   (0.5)%  Decrease is primarily due to lower gross
                                       advertising expenditures and increased
                                       vendor support.

License and lease fees......   (0.3)   Decrease is primarily due to Carlyle's
                                       significantly lower rent structure as a
                                       percentage of sales compared to Finlay's
                                       licensed department business.

Payroll expense.............    0.4    Increase in payroll expense is due to
                                       lower than expected same store sales
                                       negatively impacting the leveraging of
                                       payroll expense.

Other expenses..............    0.8    Increase is due to Finlay's lower than
                                       expected same store sales negatively
                                       impacting the leveraging of these
                                       expenses as well as Carlyle's higher
                                       field and administrative expenses.
                               ----
   Total....................    0.4%
                               ====

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.6 million primarily due to accelerated depreciation costs totaling approximately $1.3 million associated with future store closings as a result of the Federated/May merger, as well as additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

     IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores, beginning in 2006, for which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of
July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during the thirty-nine weeks ended October 29, 2005.

     INTEREST EXPENSE, NET. Interest expense increased by $3.3 million primarily due to an increase in average borrowings ($275.6 million for the period in 2005 compared to $227.2 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle's working capital requirements offset by the refinancing of the Old Senior Notes during
2004. The weighted average interest rate was approximately 7.6% for the 2005 period compared to 7.4% for the comparable period in 2004.

     OTHER EXPENSE. Other expense for the thirty-nine weeks ended October 29,
2005 includes approximately $79,000 associated with a loss on foreign exchange related to a refund of foreign taxes. Other expense for the thirty-nine weeks ended October 30, 2004 includes $4.4 million for redemption premiums paid on the
Old Senior Notes, $1.3 million to write-off deferred financing costs related to the refinancing of the Old Senior Notes and $0.3 million for other expenses.

     BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and 39.0%, respectively. The 2005 period reflects a benefit of approximately $0.2 million related to a refund of foreign taxes. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. The 2004 period includes a benefit of approximately
$0.6 million associated with the reversal of tax accruals no longer required as a result of the closure of open tax years.

     NET LOSS. Net loss of $84.5 million for the 2005 period represents an increased loss of $75.8 million as compared to the net loss of $8.7 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of October 29, 2005 and January
29, 2005 is presented in the following table:

                                                       OCTOBER 29,   JANUARY 29,
                                                          2005          2005
                                                       -----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Cash and cash equivalents ..........................     $  1,848      $ 61,957
Working capital ....................................      217,122       229,886
Long-term debt .....................................      200,000       200,000
Stockholder's equity (a) ...........................       83,481       164,857

----------
(a)  The stockholder's equity balance at October 29, 2005 reflects a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill.

     Our primary capital requirements are for funding working capital for new locations and for growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2004, capital expenditures totaled $12.7 million and for 2005 are estimated to be approximately $13 million, including
Carlyle. Although capital expenditures are limited by the terms of the Revolving
Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 were as follows:

                                                        THIRTY-NINE WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 29,   OCTOBER 30,
                                                           2005          2004
                                                       -------------------------
                                                         (DOLLARS IN THOUSANDS)
Operating activities ...............................    $(162,257)    $(168,833)
Investing activities ...............................      (38,596)       (8,914)
Financing activities ...............................      140,744        89,979
                                                        ---------     ---------
   Net decrease in cash and cash
      equivalents ..................................    $ (60,109)    $ (87,768)
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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $162.3 million and $168.8 million for the thirty-nine weeks ended October 29, 2005 and
October 30, 2004, respectively.

     Our principal operations substantially preclude customer receivables as our license agreements require host stores to remit sales proceeds for each month
(without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores.
Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $217.1 million at October 29,
2005, a decrease of $12.8 million from January 29, 2005.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $98.7 million, or 35.4%, as compared to January 29, 2005, primarily as a result of the acquisition of Carlyle, whose inventory levels were $60.0 million as of October
29, 2005, as well as seasonality.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle, was $38.6 million and $8.9 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $140.7 million for the thirty-nine weeks ended October 29, 2005, consisting principally of proceeds from, and principal payments on, the
Revolving Credit Facility. Net cash provided from financing activities was $90.0 million for the thirty-nine weeks ended October 30, 2004.

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 5.6% and 3.7% for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $133.1 million at October 29, 2005, compared to a zero balance at

January 29, 2005 and $78.5 million at October 30, 2004. The average amounts outstanding under the Revolving Credit Agreement were $75.6 million and $49.4 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. The maximum amount outstanding for the thirty-nine weeks ended
October 29, 2005 was $158.2 million, at which point the available borrowings were an additional $55.9 million.

     On February 28, 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. On August 30, 2005,
Federated announced that it had completed the merger with May. In September
2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. Accordingly, at the beginning of
2006, we expect to operate in six of Federated's nine divisions, for a total of
404 departments compared to the 598 Federated departments we currently operate
in. As a result of Federated's integration plans, we expect to no longer operate in 198 departments. In 2004, we generated sales of approximately $243.0 from these 198 departments. We intend to record charges associated with accelerated depreciation of fixed assets and severance totaling approximately $7.2 million related to these departments beginning in 2005 through the dates of the store closings, estimated to be July 2006. During the thirty-nine weeks ended October
29, 2005, we recorded charges of approximately $1.7 million related to the accelerated depreciation of fixed assets and severance, of which $1.6 million was recorded in the third quarter.

     On May 19, 2005, we signed a definitive merger agreement and completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and since the closing of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving
Credit Agreement. Borrowings under our Revolving Credit Agreement have increased by approximately $54.6 million over last year as a result of the acquisition of
Carlyle in May 2005 as well as to fund Carlyle's working capital requirements.
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

     During 2004, we and the Holding Company each commenced an offer to purchase for cash our Old Senior Notes and the Holding Company's Old Senior Debentures,
respectively. Holders of approximately 98% and 79% of the Old Senior Notes and the Old Senior Debentures, respectively, tendered their securities and consented to amendments to the related indentures. Additionally, during 2004, we completed the sale of the Senior Notes. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

     We incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the Senior Notes, which have been deferred and are being amortized over the term of the Senior Notes. In June 2004, we recorded pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on the Old Senior Debentures and the Old Senior Notes,
$1.3 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3 million for other expenses. These costs are included in other expense in the accompanying
Consolidated Statements of Operations for the thirty-nine weeks ended October
30, 2004.

     The tender offers, Senior Notes offering and redemptions of the outstanding
Old Senior Notes and Old Senior Debentures were all undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. As a result of the completion of the redemption of the Old Senior
Debentures in 2004, we are no longer required to provide the funds necessary to pay the higher debt service costs associated with the Old Senior Debentures.

     A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including the payments required pursuant to the Balance
Reduction Requirement. As of October 29, 2005, our outstanding borrowings were
$333.1 million, which included a $200.0 million balance under the Senior Notes and $133.1 million balance under the Revolving Credit Agreement, compared to
$278.5 million as of October 30, 2004.

     Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive and financial covenants. In addition, we are a party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended October 29, 2005, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2005. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants through 2005 or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate. As a result of the Federated/May merger and the impact of the merger on our future results of operations, it is likely we will be required to amend our financial covenants in 2006 with respect to the Revolving Credit Agreement and the Gold
Consignment Agreement. We anticipate receiving appropriate approvals from our lenders. There can be no assurances that the lenders will amend any of the covenants.

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

     The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.

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
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company. The amounts required to satisfy the aggregate of our interest expense totaled $12.5 million and $10.0 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of October 29, 2005, $360.3 million of consignment merchandise from approximately 300 vendors was on hand as compared

to $387.8 million at October 30, 2004. For 2004, we had an average balance of consignment merchandise of $365.2 million.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of October 29, 2005 (dollars in thousands):

                                                                 PAYMENTS DUE BY PERIOD
                                                ----------------------------------------------------
                                                           LESS THAN    1 - 3     3 - 5    MORE THAN
CONTRACTUAL OBLIGATIONS                           TOTAL      1 YEAR     YEARS     YEARS     5 YEARS
---------------------------------------------   --------   ---------   -------   -------   ---------

Long-Term Debt Obligations:
   Senior Notes (due 2012) (1) ..............   $200,000    $     --   $    --   $    --    $200,000
Interest payments on Senior Notes ...........    117,250      16,750    33,500    33,500      33,500
Operating lease obligations (2) .............     33,951       5,841    11,229     7,680       9,201
Revolving Credit Agreement (due 2008) (3) ...    133,123     133,123        --        --          --
Gold Consignment Agreement (expires 2007) ...     49,468          --    49,468        --          --
Gold forward contracts ......................      2,339       2,339        --        --          --
Employment agreements .......................      7,994       2,804     4,939       251          --
Letters of credit ...........................     10,852      10,602        --       250          --
                                                --------    --------   -------   -------    --------
   Total ....................................   $554,977    $171,459   $99,136   $41,681    $242,701
                                                ========    ========   =======   =======    ========

----------
(1)  On June 3, 2004, we issued $200.0 million of Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 29, 2005 and March 26, 2005 for Finlay and Carlyle,
     respectively.

(3)  The outstanding balance under the Revolving Credit Agreement at December 2,
     2005 was $152.6 million.

     The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of October 29, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirty-nine weeks ended October 29, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. On July 29,
2005, we amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007, and to establish financial covenants
(including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At October 29, 2005, amounts outstanding under the Gold Consignment
Agreement totaled 105,084 fine troy ounces, valued at $49.5 million. The average amount outstanding under the Gold Consignment Agreement was $48.9 million in
2004. In the event this agreement is terminated, we would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires us to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio

requirements and certain maximum debt limitations. At October 29, 2005, we were in compliance with all of our covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

     During 2005, we entered into employment agreements with certain executives of Finlay. Each of the employment agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.8 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of the executives' salary if employed by Finlay on June 30, 2008.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At October 29, 2005, we had one open position in a gold forward contract totaling 5,000 fine troy ounces, to purchase gold for
$2.3 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position. A significant change in prices of key commodities, including gold, could adversely affect Finlay's business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

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

     MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the thirteen weeks and thirty-nine weeks ended October 29,
2005 and October 30, 2004. Further, we do not anticipate any significant change in LIFO that would cause a significant change in our earnings.

     We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of October 29, 2005, our shrink reserve totaled $0.9 million, compared to $1.5 million as of October 30, 2004.

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

     As of October 29, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $11.9 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $6.7 million and $8.4 million,

respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     When we determine that the carrying value of long-lived assets other than goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset's carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for the thirteen weeks and thirty-nine weeks ended October 29, 2005. We also review the estimated useful lives of the assets and reduce such lives if necessary. During the thirty-nine weeks ended October 29, 2005, we recorded charges of approximately
$1.3 million related to the accelerated depreciation of fixed assets as a result of the store closings resulting from the Federated/May merger.

     REVENUE RECOGNITION

     We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $1.5 million for both the thirty-nine weeks ended
October 29, 2005 and October 30, 2004. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30,
2004.

     SELF-INSURANCE RESERVES

     Other than with respect to our Carlyle operations, we are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.1 million and $5.8 million at October 29, 2005 and October 30, 2004, respectively.

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

     The income tax provision for the 2005 period and the 2004 period reflects effective tax rates of 39.5% (before reflecting the impairment of goodwill) and
39.0%, respectively. During the third quarter of 2005, a benefit of approximately $0.2 million was recorded resulting from a refund of foreign taxes. During the second quarter of 2005, a benefit of approximately $4.4 million was recorded resulting from the impairment of goodwill and a benefit of approximately $0.2 million was recorded associated with the reversal of tax accruals no longer required as a result of a decrease in state tax rates. During the second quarter of 2004, a benefit of approximately $0.6 million was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. Further, in 2004, we recorded refunds claimed for foreign taxes originally paid in 1995 and 1996, together with an adjustment for foreign tax credits previously used to reduce U.S. income tax liability. This resulted in a net recovery of foreign tax of approximately
$0.6 million.

     ACCOUNTING FOR ACQUISITIONS

     In May 2005, we completed the acquisition of Carlyle. Carlyle operates 34 specialty jewelry stores, located primarily in the southeastern United States.
The acquisition of Carlyle is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities, and determined the excess of fair value of net assets acquired over cost. We utilized estimates to determine the fair value of inventory and certain acquisition costs. We will continue to monitor our estimates of the fair value of the assets and liabilities as we may adjust these amounts. We believe that any changes to these amounts will not have a material impact on our financial condition or results of operations.

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

     OUR SALES PRIMARILY DEPEND UPON OUR HOST STORE RELATIONSHIPS. THE LOSS OF
OUR RELATIONSHIP WITH FEDERATED, OR SIGNIFICANT STORE CLOSURES BY OUR HOST STORE
GROUPS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     On August 30, 2005, Federated announced that it had completed the merger with May. In September 2005, Federated announced its integration plans and, accordingly, at the beginning of 2006, we expect to operate in six of
Federated's nine divisions, for a total of 404 departments compared to the 598
Federated departments we currently operate in. A decision by Federated, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, could have a material adverse effect on our business and financial condition. During 2004, approximately 78% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by May.

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

     TERRORIST ATTACKS, ACTS OF WAR, OR OTHER FACTORS AFFECTING DISCRETIONARY
CONSUMER SPENDING MAY ADVERSELY AFFECT OUR INDUSTRY, OUR OPERATIONS AND OUR
PROFITABILITY.

     Terrorist activities, armed hostilities and other political instability, as well as a decline in general economic conditions, including the country's financial markets, a decline in consumer credit availability, increases in prevailing interest rates, or increases in energy costs, could materially reduce discretionary consumer spending particularly with respect to luxury items and, therefore, materially adversely affect our business and financial condition, especially if such changes were to occur in the fourth quarter of our fiscal year.

     VOLATILITY IN THE AVAILABILITY AND COST OF PRECIOUS METALS AND PRECIOUS AND
SEMI-PRECIOUS STONES COULD ADVERSELY AFFECT OUR BUSINESS.

     The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. Although we attempt to protect against such fluctuations in the price of gold by entering into gold forward contracts, there can be no assurance that these hedging practices will be successful or that hedging transactions will not adversely affect our results of operations or financial condition. A significant change in prices of key commodities, including gold, could adversely affect Finlay's business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

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

     WE COULD BE MATERIALLY ADVERSELY AFFECTED IF OUR DISTRIBUTION OPERATIONS
ARE DISRUPTED.

     In the event that our distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times associated with the distribution of merchandise to our stores during the time it takes to reopen or replace the facility.

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

     OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

     We currently have a significant amount of debt. As of October 29, 2005, we had $333.1 million of debt outstanding which included a $200.0 million balance under the Senior Notes and $133.1 million balance under the Revolving Credit
Agreement, excluding $10.9 million in letters of credit. During the thirty-nine weeks ended October 29, 2005, our average revolver balance was $75.6 million and we peaked in usage at $158.2 million, at which point the available borrowings were an additional $55.9 million. In addition, as of October 29, 2005, the value of gold outstanding under the Gold Consignment Agreement totaled $49.5 million.
Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

     THE TERMS OF OUR DEBT INSTRUMENTS AND OTHER OBLIGATIONS IMPOSE FINANCIAL
AND OPERATING RESTRICTIONS.

     Our Revolving Credit Agreement, Gold Consignment Agreement and the
indenture relating to the Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. As a result of the Federated and May merger and the impact of the merger on our future results of operations, it is likely we will be required to amend our financial covenants in 2006 with respect to the
Revolving Credit Agreement and the Gold Consignment Agreement. We anticipate receiving appropriate approvals from our lenders. There can be no assurances that the lenders will amend any of the covenants.

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

     CARLYLE'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO
SUCCESSFULLY NEGOTIATE FAVORABLE LEASE TERMS.

     All of the Carlyle stores are leased. As of October 29, 2005, Carlyle had a total of 34 leased stores. Carlyle's store leases are generally for a term of ten years, with rent being a fixed minimum base plus for certain of the stores, a percentage of the store's sales in excess of a specified threshold. Carlyle has generally been successful in negotiating leases for new stores and lease renewals as its current leases near expiration. However, Carlyle's business, financial condition, and operating results could be adversely affected if
Carlyle is unable to continue to negotiate favorable lease and renewal terms.

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

     In 2005, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of October 29, 2005:

            CONTRACT SETTLEMENT   FINE TROY OUNCES OF   PREVAILING GOLD   CONTRACT FAIR
COMMODITY          DATE                  GOLD           PRICE PER OUNCE   MARKET VALUE
---------   -------------------   -------------------   ---------------   -------------

Gold             12/30/05                5,000              $474.08         $2,370,000

     Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.2 million and $0.6 million for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended October 29, 2005.

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

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We excluded from our assessment any changes in internal control over financial reporting within the
Carlyle division, which was acquired on May 19, 2005, and whose financial statements reflect total assets and net sales constituting 12.0% and 8.7%, respectively, of the related consolidated financial statement amounts as of and for the thirteen weeks ended October 29, 2005. We will include the Carlyle division in our evaluation of the design and effectiveness of internal control over financial reporting as of February 3, 2007.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities made by the Holding Company during the third quarter of 2005.

     As of October 29, 2005, and from inception of the Holding Company's stock repurchase program, which expired in September 2005, the Holding Company repurchased a total of 2,207,904 shares for $27.4 million.

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
       2      Not Applicable.

       3      Not Applicable.

       4      Not Applicable.

      10      Not Applicable.

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

Date: December 2, 2005                 FINLAY FINE JEWELRY CORPORATION

                                       By: /s/ Bruce E. Zurlnick
                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

