Form 10-Q
period 2006-04-29
FINLAY FINE JEWELRY CORP
filed 2006-06-08
CIK 898684

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Quarterly Period Ended April 29, 2006

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
                          ---------------------------
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

                                Yes [_]   No [X]

As of June 2, 2006, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED APRIL 29, 2006

                                      INDEX

                                                                         PAGE(S)
                                                                         -------
PART I - FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements (Unaudited)
              Consolidated Statements of Operations for the thirteen
              weeks ended April 29, 2006 and April 30, 2005...........       1
              Consolidated Balance Sheets as of April 29, 2006 and
              January 28, 2006........................................       2
              Consolidated Statements of Changes in Stockholder's
              Equity and Comprehensive Income (Loss) for the year
              ended January 28, 2006 and the thirteen weeks ended
              April 29, 2006..........................................       3
              Consolidated Statements of Cash Flows for the thirteen
              weeks ended April 29, 2006 and April 30, 2005...........       4
              Notes to Consolidated Financial Statements..............       5
   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........      20
   Item 3.    Quantitative and Qualitative Disclosures about Market
              Risk....................................................      36
   Item 4.    Controls and Procedures.................................      36

PART II - OTHER INFORMATION
   Item 1A.   Risk Factors............................................      38
   Item 2.    Unregistered Sales of Equity Securities and Use of

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                           APRIL 29,   APRIL 30,
                                                              2006        2005
                                                           ---------   ---------
Sales ..................................................    $192,110   $170,457
Cost of sales ..........................................      98,965     85,300
                                                            --------   --------
   Gross margin ........................................      93,145     85,157
Selling, general and administrative expenses ...........      91,450     82,853
Depreciation and amortization ..........................       5,025      3,944
                                                            --------   --------
   Loss from operations.................................      (3,330)    (1,640)
Interest expense, net...................................       5,420      4,855
                                                            --------   --------
   Loss from continuing operations before income taxes..      (8,750)    (6,495)
Benefit for income taxes................................      (3,457)    (2,565)
                                                            --------   --------
   Loss from continuing operations......................      (5,293)    (3,930)
Discontinued operations, net of tax.....................       5,415      1,106
                                                            --------   --------
   Net income (loss)....................................    $    122    $(2,824)
                                                            ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                   APRIL 29,   JANUARY 28,
                                                                      2006         2006
                                                                   ---------   -----------

                             ASSETS
Current assets:
   Cash and cash equivalents....................................    $  2,517     $ 27,498
   Accounts receivable..........................................      51,910       39,034
   Other receivables............................................      49,350       43,203
   Merchandise inventories......................................     341,147      331,757
   Prepaid expenses and other...................................       4,166        4,232
                                                                    --------     --------
      Total current assets......................................     449,090      445,724
                                                                    --------     --------
Fixed assets:
   Building, equipment, fixtures and leasehold improvements.....     113,360      116,267
   Less - accumulated depreciation and amortization.............      56,361       55,903
                                                                    --------     --------
      Fixed assets, net.........................................      56,999       60,364
Deferred charges and other assets, net..........................      13,676       14,701
                                                                    --------     --------
      Total assets..............................................    $519,765     $520,789
                                                                    ========     ========

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Short-term borrowings........................................    $ 33,871     $     --
   Accounts payable - trade.....................................      83,430      111,452
   Accrued liabilities:
      Accrued salaries and benefits.............................      16,651       17,139
      Accrued miscellaneous taxes...............................       6,331        7,869
      Accrued interest..........................................       7,281        3,031
      Deferred income...........................................       5,877        7,543
      Deferred income taxes.....................................      12,271       12,426
      Other.....................................................      12,231       13,831
   Income taxes payable.........................................      15,072       20,698
   Due to parent................................................       4,038        3,096
                                                                    --------     --------
      Total current liabilities.................................     197,053      197,085
Long-term debt..................................................     200,000      200,000
Deferred income taxes...........................................       9,436       10,171
Other non-current liabilities...................................         950          965
                                                                    --------     --------
      Total liabilities.........................................     407,439      408,221
                                                                    --------     --------
Commitments and contingencies (Note 10)
Stockholder's equity:
Common Stock, par value $.01 per share; authorized 5,000 shares;
   issued and outstanding 1,000 shares..........................          --           --
Additional paid-in capital .....................................      85,975       85,975
Retained earnings...............................................      26,351       26,229
Accumulated other comprehensive income..........................          --          364
                                                                    --------     --------
      Total stockholder's equity................................     112,326      112,568
                                                                    --------     --------
      Total liabilities and stockholder's equity................    $519,765     $520,789
                                                                    ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            COMMON STOCK                                ACCUMULATED
                                         ------------------   ADDITIONAL    RETAINED       OTHER           TOTAL
                                           NUMBER               PAID-IN     EARNINGS   COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
                                         OF SHARES   AMOUNT     CAPITAL    (DEFICIT)   INCOME (LOSS)       EQUITY           LOSS
                                         ---------   ------   ----------   ---------   -------------   -------------   ------------

Balance, January 29, 2005 ............     1,000       $--      $82,975     $ 81,994       $(112)        $ 164,857
   Net loss ..........................        --        --           --      (55,765)         --           (55,765)      $(55,765)
   Capital contribution ..............        --        --        3,000           --          --             3,000
   Change in fair value of gold
      forward contracts, net of tax ..        --        --           --           --         476               476            476
                                                                                                                         --------
   Comprehensive loss ................                                                                                   $(55,289)
                                           -----       ---      -------     --------       -----         ---------       ========
Balance, January 28, 2006 ............     1,000        --       85,975       26,229         364           112,568
   Net income ........................        --        --           --          122          --               122       $    122
   Change in fair value of gold
      forward contracts, net of tax ..        --        --           --           --        (364)             (364)          (364)
                                                                                                                         --------
   Comprehensive loss ................                                                                                   $   (242)
                                           -----       ---      -------     --------       -----         ---------       ========
Balance, April 29, 2006 ..............     1,000       $--      $85,975     $ 26,351       $  --         $ 112,326
                                           =====       ===      =======     ========       =====         =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THIRTEEN WEEKS ENDED
                                                                       ---------------------
                                                                       APRIL 29,   APRIL 30,
                                                                          2006        2005
                                                                       ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...............................................   $     122   $  (2,824)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ...................................       5,847       4,120
   Amortization of deferred financing costs ........................         298         312
   Amortization of restricted stock compensation and
      restricted stock units .......................................         388         235
   Deferred income tax provision ...................................        (890)       (685)
   Other, net ......................................................       2,692         995
   Changes in operating assets and liabilities:
      Increase in accounts and other receivables ...................     (19,023)    (21,907)
      Increase in merchandise inventories ..........................      (9,390)    (17,163)
      (Increase) decrease in prepaid expenses and other ............          66      (2,266)
      Decrease in accounts payable and accrued liabilities .........     (46,521)    (46,673)
      Other ........................................................         555        (258)
                                                                       ---------   ---------
         NET CASH USED IN OPERATING ACTIVITIES .....................     (65,856)    (86,114)
                                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements .....      (4,779)     (2,152)
                                                                       ---------   ---------
         NET CASH USED IN INVESTING ACTIVITIES .....................      (4,779)     (2,152)
                                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility .........................     204,143     129,277
   Principal payments on revolving credit facility .................    (170,272)   (118,190)
   Capitalized financing costs .....................................         (50)       (123)
   Bank overdraft ..................................................      11,833      16,444
                                                                       ---------   ---------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES ...............      45,654      27,408
                                                                       ---------   ---------
         DECREASE IN CASH AND CASH EQUIVALENTS .....................     (24,981)    (60,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................      27,498      61,957
                                                                       ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $   2,517   $   1,099
                                                                       =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ...................................................   $     998   $     599
                                                                       =========   =========
   Income taxes paid ...............................................   $   6,290   $   5,075
                                                                       =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Tax benefit from exercise of stock options ......................   $      --   $      63
                                                                       =========   =========
   Restricted stock units issuance costs accrued not yet paid ......   $     514   $     546
                                                                       =========   =========
   Accrual for purchases of fixed assets ...........................   $     562   $   1,149
                                                                       =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine
Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry," the
"Registrant," "we," "us" and "our"), a wholly-owned subsidiary of Finlay
Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of April 29, 2006, and our results of operations and cash flows for the thirteen weeks ended April 29, 2006 and April 30, 2005. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 28, 2006 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 28, 2006 ("Form
10-K") previously filed with the Commission.

     Refer to Note 4 and Note 5 for information regarding amendments to our financial covenants in 2005. Additionally, refer to Note 9 for information regarding the consolidation of host store groups and the impact on our licensed department business. Further, refer to Note 14 for subsequent event information.

     As a result of the store closings associated with the Federated Department
Stores, Inc. ("Federated") and The May Department Stores Company ("May") merger, the results of operations for the 62 departments closed during the thirteen weeks ended April 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended April 29, 2006 and April 30, 2005. Unless otherwise indicated, the following discussion relates to our continuing operations. See
Note 13 for additional information regarding discontinued operations.

     Our fiscal year ends on the Saturday closest to January 31. References to
2006, 2005, 2004 and 2003 relate to the fiscal years ending February 3, 2007,
January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At April 29,
2006, we had no open positions in gold forward contracts. At January 28, 2006, we had two open positions in gold forward contracts totaling 10,000 fine troy ounces to purchase gold for $5.1 million. The fair value of gold under such contracts was $5.7 million at January 28, 2006.

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

     As of April 29, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $9.2 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the
Consolidated Balance Sheets, and (ii) $5.9 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

     HEDGING: Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings immediately.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     We designate our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.6 million. The amount recorded in accumulated other comprehensive income at January 28, 2006 of $0.4 million, net of tax, was reclassified into earnings in the first quarter of
2006. At April 29, 2006, we had no open positions in gold forward contracts.

     We have documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We believe that the designated hedges will be highly effective.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the
Consolidated Financial Statements at fair value due to the short-term maturity of these instruments.

     STOCK-BASED COMPENSATION. Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, "Share-Based Payment", as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006,
we had accounted for stock options according to the provisions of Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during the thirteen weeks ended April 29, 2006 includes amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No.
123.

     Additionally, in January 2006, the Holding Company's Compensation Committee
of the Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by employees and independent directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of the Holding Company's common stock, par value $.01 per share ("Common Stock") on the day before the
Holding Company's Compensation Committee approved the acceleration. Unvested out-of-the-money options to purchase approximately 35,400 shares became exercisable as a result of the vesting acceleration. The vesting acceleration did not result in the recognition of compensation expense for 2005.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock options outstanding under the Holding Company's stock incentive plans have typically been granted at prices which are equal to the market value of the
Holding Company's stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. As of
April 29, 2006, there was approximately $60,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the remaining vesting period.

     During the thirteen weeks ended April 29, 2006, we recognized approximately
$36,000 in share-based compensation expense. No compensation expense was recognized prior to January 29, 2006. Had compensation expense for the Holding
Company's share-based plans been determined consistent with SFAS No. 123R, our net loss would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                       THIRTEEN
                                                                     WEEKS ENDED
                                                                       APRIL 30,
                                                                         2005
                                                                     -----------
Reported net loss.................................................     $(2,824)
Add: Stock-based employee compensation expense
   determined under the fair value method, net of tax.............        (224)
Deduct: Stock-based employee compensation expense
   included in reported net income (loss), net of tax.............         190
                                                                       -------
Pro forma net loss................................................     $(2,858)
                                                                       =======

     The fair value of options granted in 2005 was estimated using the
Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.12 and the following weighted average assumptions: risk free interest rate of 4.20%, expected life of seven years and volatility of
59.45%. The weighted average fair value of options granted in 2005 was $4.64.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

     There were no options granted during the thirteen weeks ended April 29,
2006.

     The following table summarizes the changes in stock options outstanding during the thirteen weeks ended April 29, 2006:

                                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                 -----------------------------------------------------   --------------------------------------
                                                WTD. AVG.
                                                REMAINING                  AGGREGATE                    AVERAGE     AGGREGATE
                                    NUMBER     CONTRACTUAL   WTD. AVG.     INTRINSIC        NUMBER     EXERCISE     INTRINSIC
                                 OUTSTANDING      LIFE       EX. PRICE   VALUE (000'S)   EXERCISABLE    PRICE     VALUE (000'S)
                                 -----------   -----------   ---------   -------------   -----------   --------   -------------

Balance at January 28, 2006...     1,068,634       3.20        $12.11         $563        1,029,634     $12.28         $475
Granted.......................            --         --            --           --               --         --           --
Exercised.....................        (1,000)        --          8.25           --           (1,000)      8.25           --
Forfeited.....................        (6,200)        --         13.93           --           (6,200)     13.93           --
                                   ---------       ----        ------         ----        ---------     ------         ----
Balance at April 29, 2006.....     1,061,434       2.94        $12.10         $664        1,022,434     $12.29         $562
                                   =========       ====        ======         ====        =========     ======         ====

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Unvested stock options totaled 39,000 at both April 29, 2006 and January
28, 2006, with a grant date fair value of $2.40.

     The following table summarizes the changes in restricted stock outstanding during the thirteen weeks ended April 29, 2006:

                                               WTD. AVG.
                                 RESTRICTED   GRANT DATE
                                    STOCK     FAIR VALUE
                                 ----------   ----------
Balance at January 28, 2006...    137,050       $15.06
Granted.......................     54,437         9.19
Vested........................    (32,500)       19.35
Cancelled.....................         --           --
                                  -------       ------
Balance at April 29, 2006.....    158,987       $12.17
                                  =======       ======

     The following table summarizes the changes in restricted stock units outstanding during the thirteen weeks ended April 29, 2006:

                                                   WTD. AVG.
                                   RESTRICTED     GRANT DATE
                                 STOCK UNITS(1)   FAIR VALUE
                                 --------------   ----------
Balance at January 28, 2006...      216,730         $15.09
Awarded.......................      112,488           9.75
Cancelled.....................       (1,612)         14.25
                                    -------         ------
Balance at April 29, 2006.....      327,606         $13.26
                                    =======         ======

----------
(1)  Refer to Note 8 for additional information regarding restricted stock units.

     DISCONTINUED OPERATIONS. We account for closing stores as discontinued
operations when it is evident that the operations and cash flows of a store being disposed of will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

NOTE 3 - DESCRIPTION OF BUSINESS

     We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2005 accounted for approximately 43% of our sales. During 2005, store groups owned by
Federated and those stores previously owned by May accounted for 72% of our sales.

     In May 2005, we completed the acquisition of Carlyle & Co. Jewelers and its subsidiaries ("Carlyle"). Carlyle currently operates 32 specialty jewelry stores in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade
trade names. Carlyle's results of operations are included in the accompanying
Consolidated Statements of Operations since the date of acquisition.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                         APRIL 29,   JANUARY 28,
                                                            2006         2006
                                                         ---------   -----------
                                                              (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
   (first-in, first-out ("FIFO") basis)...............    $362,965     $353,009
Less: Excess of FIFO cost over LIFO inventory value...      21,818       21,252
                                                          --------     --------
                                                          $341,147     $331,757
                                                          ========     ========

     In accordance with EITF 02-16, the FIFO basis of merchandise inventories have been reduced by $9.2 million and $11.1 million at April 29, 2006 and
January 28, 2006, respectively, to reflect vendor allowances as a reduction in the cost of merchandise.

     We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for each of the thirteen weeks ended April 29,
2006 and April 30, 2005 by $0.5 million and $0.4 million, respectively.

     Approximately $312.2 million and $328.4 million at April 29, 2006 and
January 28, 2006, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

     We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     In July 2005, we further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our revolving credit agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At April
29, 2006 and January 28, 2006, amounts outstanding under the Gold Consignment
Agreement totaled 76,144 and 89,103 fine troy ounces, respectively, valued at approximately $49.0 million and $50.0 million, respectively. In the event this
Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on our Consolidated Balance Sheets and, therefore, no related liability has been recorded. Additionally, we make cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of both April 29, 2006 and January 28, 2006, these advances totaled $30.6 million and are recorded in other receivables on our Consolidated
Balance Sheets.

     Under the Gold Consignment Agreement, we are required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of both April 29, 2006 and January 28, 2006 was approximately 3.0%. In addition, we are required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (CONTINUED)

$12.0 million. Consignment fees for the thirteen weeks ended April 29, 2006 and
April 30, 2005, were $0.3 million and $0.2 million, respectively.

     In conjunction with the Gold Consignment Agreement, we granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold
Consignment Agreement as well as a lien on the proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation ("GECC").

     The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of April 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Gold Consignment Agreement. We believe we will be in compliance with our amended financial covenants in 2006. Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

NOTE 5 - SHORT AND LONG-TERM DEBT

     Our revolving credit agreement with GECC and certain other lenders (the
"Revolving Credit Agreement"), which matures in January 2008, provides Finlay
Jewelry with a senior secured revolving line of credit up to $225.0 million (the
"Revolving Credit Facility"). At April 29, 2006, $33.9 million was outstanding under this facility, at which point the available borrowings were $180.2 million. The average amounts outstanding under the Revolving Credit Agreement were $43.2 million and $11.8 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. The maximum amount outstanding for the thirteen weeks ended April 29, 2006 was $67.3 million, at which point the available borrowings were an additional $146.8 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was
7.9% and 6.1% for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

     At both April 29, 2006 and January 28, 2006, we had letters of credit outstanding totaling $10.9 million, which guarantee various trade activities.
The contract amounts of the letters of credit approximate their fair value.

     The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The
Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of April 29, 2006, as a result of the Federated/May merger

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (CONTINUED)

and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit
Agreement. We believe we will be in compliance with our amended financial covenants in 2006. Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

     Our 8-3/8% Senior Notes due June 1, 2012, have an aggregate principal amount of $200.0 million (the "Senior Notes"). Interest on the Senior Notes is
payable semi-annually on June 1 and December 1 of each year.

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

     The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the thirteen weeks ended April 29, 2006. We believe we will be in compliance with our financial covenants in 2006.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

     We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide, except under limited circumstances, that the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer.
The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS
         (CONTINUED)

     Our operating leases consist primarily of office space rentals and the
Carlyle retail store locations, which leases expire on various dates through
2016. Minimum fees, in the table below, represent the rent paid on these operating leases. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below), plus, in some instances, installment payments for fixed assets. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense, included in SG&A are as follows (in thousands):

                      THIRTEEN WEEKS ENDED
                     ---------------------
                     APRIL 29,   APRIL 30,
                        2006        2005
                     ---------   ---------
                         (IN THOUSANDS)
Minimum fees......    $ 1,881    $   443
Contingent fees...     29,838     28,592
                      -------    -------
   Total..........    $31,719    $29,035
                      =======    =======

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER

     As of April 29, 2006, and from inception of the Holding Company's stock repurchase program which expired in September 2005, the Holding Company repurchased a total of 2,207,904 shares for $27.4 million.

     Additionally, the Holding Company repurchased a total of 8,390 shares for approximately $79,000 pursuant to its long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

     In August 2003, an executive officer of Finlay was issued Common Stock subject to restrictions ("Restricted Stock") in the amount of 50,000 shares, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of the Holding Company's stockholders'
equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended April 29, 2006 and April 30, 2005 totaled approximately $25,000.

     In October 2003, certain executives of Finlay were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended April 29, 2006 and April 30, 2005 totaled approximately $30,000.

     In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock became fully vested on April 30, 2006 and was accounted for as a component of the Holding Company's stockholders' equity with respect to

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER (CONTINUED)

unamortized restricted stock compensation. Compensation expense of approximately
$0.6 million has been amortized over two years. Amortization for each of the thirteen week periods ended April 29, 2006 and April 30, 2005 totaled approximately $79,000. In May 2006, 32,500 shares of Common Stock were issued to these executives.

     In April 2005, certain executives of Finlay were awarded a total of 48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for the thirteen weeks ended April 29, 2006 totaled approximately $47,000.

     Commencing in February 2005, an executive officer of Finlay became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Holding
Company's Board of Directors. Pursuant to his employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value is $200,000. Compensation expense related to his 2005 stock incentive compensation totaled $0.2 million and, in April 2006, 21,594 shares were issued. Compensation expense related to the 2006 stock incentive totaled approximately $50,000 for the thirteen weeks ended April 29, 2006.

     Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. In February 2006, 54,437 shares were issued to the executive officer and compensation expense is being recognized ratably over the vesting period. Compensation expense for the thirteen weeks ended April 29, 2006 totaled approximately $62,000.

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors of the Holding Company adopted the
Executive Deferred Compensation and Stock Purchase Plan and the Director
Deferred Compensation and Stock Purchase Plan (the "RSU Plans"), which were approved by the Holding Company's stockholders on June 19, 2003. Under the RSU
Plans, key executives of Finlay and the Holding Company's non-employee directors, as directed by the Holding Company's Compensation Committee, are
eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS
         (CONTINUED)

RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding
Company. As of April 29, 2006, 329,218 restricted stock units have been awarded under the RSU Plans, of which 1,612 RSUs have been forfeited. Amortization for the thirteen weeks ended April 29, 2006 and April 30, 2005 totaled approximately
$145,000 and $103,000, respectively.

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER

     In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of April 29, 2006, we operated a total of 400 departments in six of Federated's nine divisions, as follows:

Macy's South (1)       143
Macy's Midwest (2)      81
Macy's North (3)        52
Macy's Northwest (4)    38
Bloomingdale's          30
Lord & Taylor           56
                       ---
Total                  400
                       ===

----------
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

     As a result of Federated's integration plans, 62 stores have been closed during the thirteen weeks ended April 29, 2006 and have been classified as discontinued operations in accordance with SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). See Note 13 for
additional information regarding discontinued operations. Moreover, as a result of Federated's ongoing integration plans, we will no longer operate 128 departments that will either be divested or phased into the Macy's East and
Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments, as well as four stores that will be closed in preparation for reopening as Bloomingdale's stores. The transition of these departments began in May 2006 and is expected to be completed by the end of July 2006. As a result, the Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments. In
2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. During the thirteen weeks ended April 29, 2006, we recorded charges of approximately $2.5 million related to the accelerated depreciation of fixed assets and severance related to our field operations. We also recorded charges of approximately $1.6 million related to severance for our corporate office and other costs. We intend to record additional charges totaling approximately $1.5 million related to accelerated depreciation of fixed assets and severance through the dates of the final store closings, estimated to occur by July 2006.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

     In November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, which governs our operations in four of Macy's six divisions, i.e. Macy's South, Macy's Midwest, Macy's North and Macy's Northwest.
The agreement is three years in length expiring January 31, 2009, and covers approximately 314 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store, were eliminated. The agreement has no impact on the Bloomingdale's and Lord & Taylor divisions whose license agreements, covering a total of 86 departments, currently run through January 30, 2010 and
February 3, 2007, respectively.

     In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and to convert one store to Macy's. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office (in thousands):

                                 SEVERANCE AND
                                  TERMINATION
                                    BENEFITS
                                 -------------

Balance at January 29, 2005 ..      $   168
Charges ......................        1,233
Payments .....................         (143)
                                    -------
Balance at January 28, 2006 ..        1,258
Charges ......................        2,183
Payments .....................       (1,697)
                                    -------
Balance at April 29, 2006 ....      $ 1,744
                                    =======

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of June 2, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

     In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and, in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

special bonus equal to 50% of each executive's salary if, in the case of the
June 2005 agreements, he or she is employed by Finlay Jewelry on June 30, 2008, and in the case of the March 2006 agreement, if the executive is employed by
Finlay Jewelry on February 28, 2009.

     In March 2006, we also entered into an agreement with another senior executive of Finlay Jewelry who was relocated as a result of the Federated/May merger.

     The Senior Notes, the Revolving Credit Agreement and the Gold Consignment
Agreement currently restrict the amount of annual distributions to the Holding
Company.

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by Federated
(including those stores previously owned by May) accounted for 73% of our sales.
We believe that the risk of insolvency associated with these receivables, other than those from Federated, would not have a material adverse effect on our financial position or results of operations.

     In 2005, approximately 31% of sales related to the Finlay departments were generated by merchandise obtained from its five largest vendors and approximately 10% of sales related to the Finlay departments were generated by merchandise obtained from its largest vendor. Additionally, merchandise obtained from Carlyle's two largest vendors generated approximately 52% of its sales during 2005.

     We have not provided any third-party financial guarantees as of April 29,
2006 and January 28, 2006.

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION

     In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit
Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Carlyle's revolving credit facility was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving Credit Agreement. Following the acquisition, we entered into an amended and restated credit agreement with GECC and certain other lenders, and we entered into a consent and amendment to the Gold
Consignment Agreement. In addition, Carlyle, together with us, entered into supplemental indentures and guarantees, to guarantee our obligations under the
Senior Notes.

     The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash .......................................   $ 1,695
Merchandise inventories ....................    55,157
Prepaid expenses and other current assets ..     2,308
Property and equipment .....................     1,751
Other assets ...............................     7,284
Liabilities assumed ........................    37,710
                                               -------
Net assets acquired ........................   $30,485
                                               =======

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CARLYLE & CO. JEWELERS ACQUISITION (CONTINUED)

     The following consolidated pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of 2005 (in thousands):

                                       THIRTEEN
                                     WEEKS ENDED
                                      APRIL 30,
                                         2005
                                     -----------
Sales ............................    $188,090
Loss from continuing operations ..      (6,314)
Net loss .........................      (2,745)

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

     The following table provides segment level financial information for the thirteen weeks ended April 29, 2006 (dollars in thousands):

                                        THIRTEEN WEEKS ENDED
                                           APRIL 29, 2006
                                   -----------------------------
                                    FINLAY    CARLYLE     TOTAL
                                   --------   -------   --------
Sales ..........................   $174,563   $17,547   $192,110
Depreciation and amortization ..      4,878       147      5,025
Income (loss) from operations ..     (3,620)      290     (3,330)
Total assets ...................    452,765    67,000    519,765
Capital expenditures ...........      4,488       291      4,779

      Additionally, our sales mix by merchandise category was as follows for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollars in thousands):

                                  THIRTEEN WEEKS ENDED
                 -----------------------------------------------------
                           APRIL 29, 2006              APRIL 30, 2005
                 ----------------------------------   ----------------
                      FINLAY            CARLYLE            FINLAY
                 ----------------   ---------------   ----------------
                             % OF              % OF               % OF
                   SALES    SALES    SALES    SALES     SALES    SALES
                 --------   -----   -------   -----   --------   -----
Diamonds .....   $ 46,491    26.6%  $ 4,785    27.3%  $ 45,484    26.7%
Gold .........     32,636    18.7       185     1.1     33,579    19.7
Gemstones ....     38,368    22.0     1,324     7.5     35,859    21.0
Watches ......     22,266    12.8     6,519    37.2     20,967    12.3
Designer .....     11,238     6.4     2,771    15.8     12,667     7.4
Other (1) ....     23,564    13.5     1,963    11.1     21,901    12.9
                 --------   -----   -------   -----   --------   -----
Total Sales ..   $174,563   100.0%  $17,547   100.0%  $170,457   100.0%
                 ========   =====   =======   =====   ========   =====

----------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS

     As a result of the store closings associated with the Federated/May merger, the results of operations of the 62 departments closed during the thirteen weeks ended April 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended April 29, 2006 and April 30, 2005. All 62 of the departments closed, operated in our department store based fine jewelry departments segment.

     A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

                                              THIRTEEN WEEKS ENDED
                                             ---------------------
                                             APRIL 29,   APRIL 30,
                                                2006        2005
                                             ---------   ---------
Sales.....................................    $43,104     $15,272
Income before income taxes (1) (2)........      8,950       1,828
Discontinued operations, net of tax (3)...      5,415       1,106

----------
(1)  Includes an allocation of $126,000 and $35,000 of interest expense related to the Revolving Credit Agreement for the thirteen weeks ended April 29,
     2006 and April 30, 2005, respectively.

(2)  The results of operations of the closed departments excludes allocations of general and administrative expenses (including $1.6 million for central office severance and other costs) and interest expense related to the
     Senior Notes.

(3)  Included in discontinued operations, net of tax, for the thirteen weeks ended April 29, 2006 are charges totaling $0.3 million associated with accelerated depreciation of fixed assets and severance.

The net assets of the closed departments are as follows (in thousands):

                             APRIL 29,   JANUARY 28,
                                2006         2006
                             ---------   -----------
Accounts receivable.......     $5,871      $10,382
Merchandise inventories...        632       16,319
                               ------      -------
Total current assets......      6,503       26,701
Fixed assets, net.........         --          630
                               ------      -------
   Total assets...........     $6,503      $27,331
                               ======      =======
Current liabilities.......     $1,426      $ 1,741
                               ------      -------
   Net assets.............     $5,077      $25,590
                               ======      =======

NOTE 14 - SUBSEQUENT EVENT

     On May 31, 2006, the Holding Company announced that Belk, Inc. ("Belk's")
will not renew our license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in 36
Belk's stores. The termination of the license agreement, which expires on
January 31, 2007, will result in the closure of 75 Finlay departments. In 2005, we generated sales of approximately $43.5 million from the Belk's departments.

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

     In May 2005, we completed the acquisition of Carlyle and its subsidiaries.
The purchase price was approximately $29.0 million, plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. Carlyle's results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

     The 62 stores that have closed during the thirteen weeks ended April 29,
2006, as a result of the Federated/May merger, have been accounted for as discontinued operations, in the accompanying Consolidated Statements of
Operations and, unless otherwise indicated, the following discussion relates to our continuing operations. This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations through April 29, 2006.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. As of April 29, 2006, we operated a total of 957 locations, including 925 Finlay departments in 16 host store groups, in 46 states and the District of Columbia, as well as 32 Carlyle specialty jewelry stores in nine states, located principally in the southeastern
United States.

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

FIRST QUARTER HIGHLIGHTS

     Total sales were $192.1 million for the thirteen weeks ended April 29, 2006 compared to $170.5 million for the thirteen weeks ended April 30, 2005, an increase of 12.7%. Total sales for the first quarter of 2006 included $17.5 million of sales generated by Carlyle. Gross margin increased by $8.0 million compared to 2005, and, as a percentage of sales, gross margin decreased by 1.5%
from 50.0% to 48.5%. Approximately 0.4% of the decrease was associated with the addition of Carlyle as its margins are typically lower than the gross margins related to the Finlay departments due to Carlyle's strong emphasis on the watch category. The balance of the decrease is due primarily to markdowns in the stores that are scheduled to close in the second quarter as a result of the
Federated/May merger, in an effort to reduce inventory levels. SG&A increased
$8.6 million and, as a percentage of sales, SG&A decreased 1.0% from 48.6% to
47.6%, primarily as a result of Carlyle's significantly lower rent structure as a percentage of sales compared to that of Finlay's licensed department business.
Borrowings under the Revolving Credit Agreement increased by $22.8 million at
April 29, 2006 as compared to April 30, 2005, which reflects additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund
Carlyle's working capital requirements. Maximum outstanding borrowings during the thirteen weeks ended April 29, 2006 were $67.3 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$146.8 million.

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

     In November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, which governs our operations in four of Macy's six divisions, i.e. Macy's South, Macy's Midwest, Macy's North and Macy's Northwest.
The agreement is three years in length expiring January 31, 2009, and covers approximately 314 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale's and
Lord & Taylor divisions whose license agreements, covering a total of 86 departments, currently run through January 30, 2010 and February 3, 2007, respectively.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value, such as the acquisition of Carlyle in May 2005.

     In 2004, we tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments.
This category of merchandise generated sales of approximately $11.5 million in
2005. In 2006, more than 200 of our departments will carry moissanite, which we estimate will generate sales of approximately $15 million during 2006.

     Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments.
Such opportunities exist within Dillard's and over the past three years, we have added 24 departments in Dillard's. During the thirteen weeks ended April 29,
2006, we opened 13 departments within Dillard's and we plan to add 21 departments during the remainder of 2006. Additionally, we plan to open ten departments with Federated, including three Bloomingdale's stores, two stores that will be transferred to us from Macy's East and two stores that will be transferred to us from Macy's West. Further, we plan to open one new Carlyle store in 2006 and project opening an additional three in 2007. Through expanding in new Bloomingdale's departments and Carlyle stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

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
                    and

               o    Host store consolidation.

     In August 2005, Federated announced that it had completed a merger with
May. In September 2005, Federated announced its integration plans for the merger including a divisional realignment and divestiture of certain stores. As of
April 29, 2006, we operated a total of 400 departments in six of Federated's nine divisions, which excludes 62 departments closed during the thirteen weeks ended April 29, 2006 and 128 departments that will either be divested or phased into the Macy's East and Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry

departments, as well as four stores that will be closed in preparation for reopening as Bloomingdale's stores. The transition of these departments began in
May 2006 and is expected to be completed by the end of July 2006. As a result, the Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments. In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the thirteen weeks ended April 29,
2006, we recorded charges of $2.5 million related to the accelerated depreciation of fixed assets and severance for our field operations. We also recorded charges of approximately $1.6 million related to severance for our corporate office and other costs. We intend to record charges totaling approximately $1.5 million related to the accelerated depreciation of fixed assets and severance through the dates of the final store closings, estimated to occur by July 2006. The results of operations of the 62 departments closed during the thirteen weeks ended April 29, 2006 have been classified as discontinued operations in accordance with SFAS No. 144.

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

     In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and to convert one store to Macy's. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     On May 31, 2006, the Holding Company announced that Belk's will not renew our license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in 36 Belk's stores. The termination of the license agreement, which expires on January 31, 2007, will result in the closure of 75 Finlay departments. In 2005, we generated sales of approximately
$43.5 million from the Belk's departments.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                   THIRTEEN WEEKS ENDED
                                                  ---------------------
                                                  APRIL 29,   APRIL 30,
                                                     2006        2005
                                                  ---------   ---------
STATEMENT OF OPERATIONS DATA:
Sales..........................................     100.0%     100.0%
Cost of sales..................................      51.5       50.0
                                                    -----      -----
   Gross margin................................      48.5       50.0
Selling, general and administrative expenses...      47.6       48.6
Depreciation and amortization..................       2.6        2.4
                                                    -----      -----
Loss from operations...........................      (1.7)      (1.0)
Interest expense, net..........................       2.9        2.8
                                                    -----      -----
Loss from continuing operations before
   income taxes................................      (4.6)      (3.8)
Benefit for income taxes.......................      (1.8)      (1.5)
                                                    -----      -----
Loss from continuing operations................      (2.8)      (2.3)
Discontinued operations, net of tax............       2.9        0.6
                                                    -----      -----
Net income (loss)..............................       0.1%      (1.7)%
                                                    =====      =====

THIRTEEN WEEKS ENDED APRIL 29, 2006 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 30,
2005

          SALES. Sales for the thirteen weeks ended April 29, 2006 increased
$21.7 million, or 12.7%, compared to 2005. Sales include $174.6 million in sales from the Finlay departments for the thirteen weeks ended April 29, 2006, which represented a 2.4% increase compared to the $170.5 million in sales for the thirteen weeks ended April 30, 2005, and $17.5 million in sales generated by
Carlyle. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best Value" merchandising programs which provide a targeted assortment of items at competitive prices; (ii)
focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using our host store groups' proprietary customer lists for targeted marketing; and (iv) positioning our departments as a "destination location" for fine jewelry.

     During the thirteen weeks ended April 29, 2006, we opened 14 Finlay departments within existing host store groups. Additionally, during the thirteen weeks ended April 29, 2006, we closed 66 Finlay departments. The openings were comprised of the following:

              NUMBER OF
STORE GROUP   LOCATIONS
-----------   ---------
Dillard's..       13
Belk's.....        1
                 ---
   Total...       14
                 ===

The closings were comprised of the following:

              NUMBER OF
STORE GROUP   LOCATIONS                               REASON
-----------   ---------   -------------------------------------------------------------

Federated..       62      Stores were divested as a result of the Federated/May merger.
Other......        4      Department closings within existing host store groups.
                 ---
   Total...       66
                 ===

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, gemstones sales increased $2.5 million, or 7.0%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $1.0 million, or
2.2%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $8.0 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 1.5% from 50.0% to
48.5%. Approximately 0.4% of the decrease is associated with the addition of
Carlyle as its margins are typically lower than the gross margin related to the
Finlay departments due to Carlyle's strong emphasis on the watch category. The balance of the decrease is due primarily to markdowns in the stores that are scheduled to close in the second quarter as a result of the Federated/May merger, in an effort to reduce inventory levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $8.6 million, or 10.4%. As a percentage of sales, SG&A decreased by 1.0% from 48.6%
to 47.6%. The components of this net decrease in SG&A are as follows:

           COMPONENT                %                                  REASON
-------------------------------   ----   ------------------------------------------------------------------

Net advertising expenditures...    0.7%  Decrease is primarily due to lower gross advertising expenditures.
License and lease fees.........    0.5   Decrease is primarily due to Carlyle's significantly lower rent structure as a percentage of sales compared to Finlay's licensed department business.
Administrative expenses........    0.6   Decrease is primarily due to central office cost savings including staff reductions as a result of expense reduction initiatives.
Severance costs................   (0.8)  Increase is primarily due to central office severance and other closing related expenses.
                                  ----
   Total.......................    1.0%
                                  ====

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$1.1 million primarily due to accelerated depreciation for the stores that are scheduled to close in the second quarter as well as departments to be transitioned to Federated as a result of the Federated/May merger. The balance of the increase is associated with additional depreciation and amortization for capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense increased by $0.6 million primarily due to an increase in average borrowings ($243.2 million for the period in 2006 compared to $235.3 million in 2005) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle's working capital requirements. The weighted average interest rate was approximately 8.3%
for both the 2006 and 2005 periods.

     BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the 62 Federated stores closed during the thirteen weeks ended
April 29, 2006. Sales related to these 62 departments totaled $43.1 million for the thirteen weeks ended April 29, 2006 compared to $15.3 million for the comparable period in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 5.6% from 53.0% for 2005 to 47.4% for
2006. The gross margin percentage was negatively impacted as a result of deep markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the thirteen weeks ended April 29, 2006 was $5.4 million compared to net income from discontinued operations of $1.1 million during the comparable period in 2005. The net income from discontinued
operations for the thirteen weeks ended April 29, 2006 includes $0.6 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

     NET INCOME (LOSS). Net income of $0.1 million for the 2006 period compares to a net loss of $2.8 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of April 29, 2006 and January
28, 2006 is presented in the following table:

                               APRIL 29,   JANUARY 28,
                                 2006          2006
                               ---------   -----------
                               (DOLLARS IN THOUSANDS)
Cash and cash equivalents...    $  2,517     $ 27,498
Working capital.............     252,037      248,639
Long-term debt..............     200,000      200,000
Stockholders' equity........     112,326      112,568

     Our primary capital requirements are working capital for new locations and growth of existing locations, debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments.
For 2005, capital expenditures totaled $11.9 million and for 2006 are estimated to be approximately $12 to $14 million, including Carlyle. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

     We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and borrowings under our Revolving Credit Agreement. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and future plans and will provide adequate financing flexibility.

     Cash flows provided by (used in) operating, investing and financing activities for the thirteen weeks ended April 29, 2006 and April 30, 2005 were as follows:

                                    THIRTEEN WEEKS ENDED
                                   ----------------------
                                    APRIL 29,   APRIL 30,
                                       2006        2005
                                    ---------   ---------
                                   (DOLLARS IN THOUSANDS)
Operating activities............     $(65,856)  $(86,114)
Investing activities............       (4,779)    (2,152)
Financing activities............       45,654     27,408
                                     --------   --------
   Net decrease in cash and cash
      equivalents ..............     $(24,981)  $(60,858)
                                     ========   ========
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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $65.9 million for the thirteen weeks ended April 29, 2006 and were impacted by the extension of a deferred billing program with the former May groups during 2005.
Under the program, we receive settlement for certain sales over a twelve month period, resulting in an increase in accounts and other receivables of approximately $10.2 million over last year. Additionally, accounts payable and accrued liabilities increased over last year as a result of the acquisition of
Carlyle. Net cash flows used in operating activities were $86.1 million for the thirteen weeks ended April 30, 2005.

     Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $252.0 million at April 29, 2006, an increase of
$3.4 million from January 28, 2006.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $9.4 million, or 2.8%, as compared to January 28, 2006, and include $58.6 million of inventory related to Carlyle. Excluding Carlyle, inventory increased by $4.7 million, or 1.7%, compared to January 28, 2006.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures, was $4.8 million and $2.2 million for the thirteen weeks ended
April 29, 2006 and April 30, 2005, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $45.7 million for the thirteen weeks ended April 29, 2006, consisting primarily of proceeds from, and principal payments on, the Revolving
Credit Facility. Net cash provided from financing activities was $27.4 million for the thirteen weeks ended April 30, 2005.

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.9% and 6.1% for the thirteen weeks ended April 29, 2006 and
April 30, 2005, respectively.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $33.9 million at April 29, 2006, compared to a zero balance at January 28, 2006 and $11.1 million at April 30, 2005. The average amounts outstanding under the Revolving Credit Agreement were $43.2 million and $11.8 million for the thirteen weeks ended April 29, 2006 and April
30, 2005, respectively. The maximum amount outstanding for the thirteen weeks ended April 29, 2006 was $67.3 million, at which point the available borrowings were an additional $146.8 million. At April 29, 2006 we had letters of credit outstanding totaling $10.9 million, which guarantee various trade activities.

     In August 2005, Federated announced that it had completed a merger with
May. In September 2005, Federated announced its integration plans for the merger including a divisional realignment and divestiture of certain stores. As of
April 29, 2006, we operated a total of 400 departments in six of Federated's nine divisions, which excludes 62 departments closed during the thirteen weeks ended April 29, 2006 and 128 departments that will either be divested or phased into the Macy's East and Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments, as well as four stores that will be closed in preparation for reopening as Bloomingdale's stores. The transition of these departments began in May 2006 and is expected to be completed by the end of July 2006. As a result, the Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments. In
2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the thirteen weeks ended April 29, 2006, we recorded charges of $2.5 million related to the accelerated depreciation of fixed assets and severance for our field operations. We also recorded charges of approximately
$1.6 million related to severance for our corporate office and other costs. We intend to record charges totaling approximately $1.5 million related to the accelerated depreciation of fixed assets and severance through the dates of the final store closings, estimated to occur by July 2006.

     In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit
Agreement. In connection with the acquisition, Carlyle's revolving credit facility was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under our Revolving Credit Agreement. Following the acquisition, we entered into an amended and restated credit agreement with GECC and certain other lenders, and we entered into a consent and amendment to the Gold
Consignment Agreement. In addition, Carlyle, together with us, entered into supplemental indentures and guarantees, to guarantee our obligations under the
Senior Notes.

     A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including payments required pursuant to the Balance Reduction
Requirement. As of April 29, 2006, our outstanding borrowings were $233.9 million, which included a $200.0 million balance under the Senior Notes and a
$33.9 million balance under the Revolving Credit Agreement, compared to $211.1 million as of April 30, 2005.

     Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive covenants including financial covenants. In addition, we are a party to the Gold Consignment
Agreement, which also contains certain covenants. Although we are in compliance with our financial covenants as of April 29, 2006, as a result of the
Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants in 2006. Because compliance is based, in part, on management's estimates, and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

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
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company. The amounts required to satisfy the aggregate of our interest expense totaled $1.0 million and $0.6 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of April 29, 2006, $312.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $358.9 million at April 30, 2005. For 2005, we had an average balance of consignment merchandise of $352.5 million.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of April 29, 2006 (dollars in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------------
                                                          LESS THAN                               MORE THAN
CONTRACTUAL OBLIGATIONS                          TOTAL      1 YEAR    1 - 3 YEARS   3 - 5 YEARS    5 YEARS
--------------------------------------------   --------   ---------   -----------   -----------   ---------

Long-Term Debt Obligations:
   Senior Notes (due 2012) (1) .............   $200,000    $    --      $    --       $    --      $200,000
Interest payments on Senior Notes ..........    108,875     16,750       33,500        33,500        25,125
Operating lease obligations (2) ............     28,778      5,753       10,036         6,259         6,730
Revolving Credit Agreement (due 2008) (3) ..     33,871     33,871           --            --            --
Gold Consignment Agreement (expires 2007) ..     49,037         --       49,037            --            --
Employment agreements ......................      8,543      3,504        5,039            --            --
Contractual bonuses (4) ....................        862         --          862            --            --
Letters of credit ..........................     10,894     10,644           --           250            --
                                               --------    -------      -------       -------      --------
   Total ...................................   $440,860    $70,522      $98,474       $40,009      $231,855
                                               ========    =======      =======       =======      ========

----------
(1)  On June 3, 2004, we issued $200.0 million of Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)  The outstanding balance under the Revolving Credit Agreement at June 2,
     2006 was $77.5 million.

(4)  Represents a special bonus for four senior executives equal to 50% of the executives' salary if employed by Finlay on the dates specified in the respective employment agreements.

     The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $29.8 million for the thirteen weeks ended April 29, 2006 or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of April 29, 2006 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirteen weeks ended April 29, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, we amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our Revolving Credit
Agreement be extended on terms acceptable to the gold consignor), and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold
Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At April 29, 2006, amounts outstanding under the Gold Consignment Agreement totaled 76,144 fine troy ounces, valued at approximately $49.0 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million in 2005. In the event this Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of April 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We
expect to be in compliance with our amended covenants in 2006.

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

     In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executive's salary if, in the case of the June 2005 agreements, he or she is employed by Finlay Jewelry on June 30, 2008, and in the case of the March
2006 agreement, if the executive is employed by Finlay Jewelry on February 28,
2009.

     In March 2006, we also entered into an agreement with another senior executive of Finlay Jewelry who was relocated as a result of the Federated/May merger.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At April 29, 2006, we had no open positions in gold forward contracts. There can be no assurance that our hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position. A significant change in prices of key commodities, including gold, could adversely affect Finlay's business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended January 28, 2006.

     MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, accordingly, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss

trends have been insignificant for the thirteen weeks ended April 29, 2006 and
April 30, 2005. Further, we do not anticipate any significant change in LIFO that would cause a material change in our earnings.

     We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of April 29, 2006, our shrink reserve totaled $1.6 million compared to $1.8 million as of April 30, 2005. Additionally, during the thirteen weeks ended April 29, 2006 and April 30, 2005, inventory shrinkage amounted to approximately 0.6% and 0.3% as a percentage of sales, respectively.

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

     Vendor allowances have been accounted for in accordance with EITF No.
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

     As of April 29, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $9.2 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the
Consolidated Balance Sheets, and (ii) $5.9 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     o    Significant negative industry or economic trends; or

     o    Store closings.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset's carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for the thirteen weeks ended April 29, 2006. We also review the estimated useful lives of the assets and reduce such lives if necessary.
During the thirteen weeks ended

April 29, 2006, we recorded charges of approximately $1.6 million related to the accelerated depreciation of fixed assets as a result of the store closings resulting from the Federated/May merger.

     REVENUE RECOGNITION

     We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. As of April 29, 2006 and April 30, 2005, our allowance for sales returns totaled $2.0 million and
$1.5 million, respectively.

     SELF-INSURANCE RESERVES

     We are self-insured for medical claims and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.1 million at both April 29, 2006 and April 30, 2005.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect,"
"plan," "believe," "will," "estimate," "intend," "project," "goals," "target,"
"anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and
Analysis of Financial Condition and Results of

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

     Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A - Risk Factors, included in our Form 10-K for the year ended January 28, 2006.

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

     COMMODITY RISK

     We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories is market price fluctuations and we do not fully hedge our current positions. As of
April 29, 2006, there were no open gold forward contracts.

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

     In connection with the preparation of our Form 10-K, as of January 28,
2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management concluded that the review, monitoring and analysis of the consolidated statements of cash flows were ineffective, which caused a material weakness as of January 28, 2006. The material weakness related to an error that was made in the classification of the payment of Carlyle debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the consolidated statements of cash flows. This misclassification was corrected and is reflected properly in the consolidated statements of cash flows for the year ended January
28, 2006.

     We have subsequently implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our consolidated statements of cash flows will not recur. These enhancements include improving our review and oversight process relating to internal controls over our consolidated statements of cash flows. These enhancements began during the preparation of our Form 10-K for the year ended
January 28, 2006 and will continue on an ongoing basis in 2006.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended April 29, 2006, except as noted above.

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

     There have not been any changes, except for those noted above, in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We excluded from our assessment any changes in internal control over financial reporting within the Carlyle division, which was acquired on May 19,
2005, and whose financial statements reflect total assets and net sales constituting 12.9% and 9.1%, respectively, of the related consolidated financial statement amounts as of and for the thirteen weeks ended April 29, 2006. We will include the Carlyle division in our evaluation of the design and effectiveness of internal control over financial reporting as of February 3, 2007.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk
Factors" in our Form 10-K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     As of April 29, 2006, and from inception of the Holding Company's stock repurchase program which expired in September 2005, the Holding Company repurchased a total of 2,207,904 shares for $27.4 million.

          Additionally, the Holding Company repurchased a total of 8,390 shares for approximately $79,000 pursuant to its long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

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

Date: June 8, 2006                     FINLAY FINE JEWELRY CORPORATION

                                       By: /s/ Bruce E. Zurlnick
                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

