Form 10-Q
period 2006-07-29
FINLAY FINE JEWELRY CORP
filed 2006-09-07
CIK 898684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 33-59380

FINLAY FINE JEWELRY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3287757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
529 Fifth Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 808-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer                       Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                       No

As of September 1, 2006, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant’s parent, Finlay Enterprises, Inc., a Delaware corporation.

FINLAY FINE JEWELRY CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 29, 2006

INDEX

		PAGE(S)
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005	2
	Consolidated Balance Sheets as of July 29, 2006 and January 28, 2006	3
	Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (Loss) for the year ended January 28, 2006 and the twenty-six weeks ended July 29, 2006	4
	Consolidated Statement of Cash Flows for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (as restated)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37
PART II – OTHER INFORMATION
Item 1A.	Risk Factors	39
Item 6.	Exhibits	39
SIGNATURES		40

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Sales	$162,888	$150,736
Cost of sales	84,853	76,210
Gross margin	78,035	74,526
Selling, general and administrative expenses	75,983	73,491
Depreciation and amortization	3,908	3,609
Impairment of goodwill	—	77,288
Loss from operations	(1,856)	(79,862)
Interest expense, net	5,673	5,451
Loss from continuing operations before income taxes	(7,529)	(85,313)
Benefit for income taxes	(2,971)	(7,731)
Loss from continuing operations	(4,558)	(77,582)
Discontinued operations, net of tax	570	2,771
Net loss	$(3,988)	$(74,811)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Sales	$322,142	$290,455
Cost of sales	166,275	147,057
Gross margin	155,867	143,398
Selling, general and administrative expenses	153,974	142,837
Depreciation and amortization	7,777	7,199
Impairment of goodwill	—	77,288
Loss from operations	(5,884)	(83,926)
Interest expense, net	10,951	10,118
Loss from continuing operations before income taxes	(16,835)	(94,044)
Benefit for income taxes	(6,649)	(11,180)
Loss from continuing operations	(10,186)	(82,864)
Discontinued operations, net of tax	6,320	5,230
Net loss	$(3,866)	$(77,634)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,177	$27,498
Accounts receivable	38,190	39,034
Other receivables	48,476	43,203
Merchandise inventories	327,626	331,757
Prepaid expenses and other	5,505	4,232
Total current assets	421,974	445,724
Fixed assets:
Building, equipment, fixtures and leasehold improvements	104,281	116,267
Less – accumulated depreciation and amortization	50,945	55,903
Fixed assets, net	53,336	60,364
Deferred charges and other assets, net	12,696	14,701
Total assets	$488,006	$520,789
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings	$50,007	$—
Accounts payable – trade	47,375	111,452
Accrued liabilities:
Accrued salaries and benefits	13,344	17,139
Accrued miscellaneous taxes	7,253	7,869
Accrued interest	3,161	3,031
Deferred income	6,311	7,543
Deferred income taxes	12,144	12,426
Other	14,405	13,831
Income taxes payable	11,394	20,698
Due to parent	4,398	3,096
Total current liabilities	169,792	197,085
Long-term debt	200,000	200,000
Deferred income taxes	8,860	10,171
Other non-current liabilities	941	965
Total liabilities	379,593	408,221
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common Stock, par value $0.1 per share; authorized 5,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	85,975	85,975
Retained earnings	22,363	26,229
Accumulated other comprehensive income	75	364
Total stockholder’s equity	108,413	112,568
Total liabilities and stockholder’s equity	$488,006	$520,789

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholder's Equity
	Number of Shares	Amount					Comprehensive Loss
Balance, January 29, 2005	1,000	$—	$82,975	$81,994	$(112)	$164,857
Net loss	—	—	—	(55,765)	—	(55,765)	$(55,765)
Capital contribution	—	—	3,000	—	—	3,000
Change in fair value of gold forward contracts, net of tax	—	—	—	—	476	476	476
Comprehensive loss							$(55,289)
Balance, January 28, 2006	1,000	—	85,975	26,229	364	112,568
Net loss	—	—	—	(3,866)	—	(3,866)	$(3,866)
Change in fair value of gold forward contracts, net of tax	—	—	—	—	(289)	(289)	(289)
Comprehensive loss							$(4,155)
Balance, July 29, 2006	1,000	$—	$85,975	$22,363	$75	$108,413

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005 (as restated – Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,866)	$(77,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	77,288
Depreciation and amortization	10,688	8,329
Loss on disposal of fixed assets	3,141	107
Amortization of deferred financing costs	606	623
Deferred income tax provision	(1,593)	(6,630)
Other, net	(451)	489
Changes in operating assets and liabilities, net of effects from purchase of Carlyle relating to 2005 (Note 12):
Increase in accounts and other receivables	(4,429)	(26,672)
(Increase) decrease in merchandise inventories	4,131	(20,511)
Increase in prepaid expenses and other	(1,273)	(1,028)
Decrease in accounts payable and accrued liabilities	(87,508)	(68,839)
Other	1,302	449
NET CASH USED IN OPERATING ACTIVITIES	(79,252)	(114,029)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(6,459)	(3,883)
Acquisition of Carlyle, net of cash acquired	—	(29,641)
NET CASH USED IN INVESTING ACTIVITIES	(6,459)	(33,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	385,428	366,371
Principal payments on revolving credit facility	(335,421)	(277,943)
Payment of Carlyle debt assumed upon acquisition	—	(17,137)
Capitalized financing costs	(50)	(123)
Bank overdraft	10,433	13,262
Capital contribution	—	3,000
NET CASH PROVIDED FROM FINANCING ACTIVITIES	60,390	87,430
DECREASE IN CASH AND CASH EQUIVALENTS	(25,321)	(60,123)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,498	61,957
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,177	$1,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,627	$10,361
Income taxes paid	$8,204	$7,086
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Tax benefit from exercise of stock options	$—	$63
Restricted stock units issuance costs accrued not yet paid	$514	$546
Accrual for purchases of fixed assets	$1,302	$1,641

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (‘‘Finlay Jewelry,’’ the ‘‘Registrant,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’), a wholly-owned subsidiary of Finlay Enterprises, Inc. (the ‘‘Holding Company’’), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to ‘‘Finlay’’ mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of July 29, 2006, and our results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 and cash flows for the twenty-six weeks ended July 29, 2006 and July 30, 2005. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 28, 2006 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘Commission’’).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (‘‘Form 10-K’’) previously filed with the Commission.

Refer to Note 4 and Note 5 for information regarding amendments to our financial covenants in 2005. Additionally, refer to Note 10 for information regarding the consolidation of host store groups and the impact on our licensed department business.

As a result of the store closings associated with the Federated Department Stores, Inc. (‘‘Federated’’) and The May Department Stores Company (‘‘May’’) merger, the results of operations for the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued operations.

Our fiscal year ends on the Saturday closest to January 31. References to 2006, 2005, 2004 and 2003 relate to the fiscal years ending February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Merchandise Inventories:    Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out (‘‘LIFO’’) method. Inventory is reduced for estimated obsolescence

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES  (continued)

or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both July 29, 2006 and January 28, 2006, we had several open positions in gold forward contracts totaling 10,300 fine troy ounces and 10,000 fine troy ounces, respectively, to purchase gold for $6.6 million and $5.1 million, respectively. The fair value of gold under such contracts was $6.7 million and $5.7 million at July 29, 2006 and January 28, 2006, respectively.

Vendor Allowances:    We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or selling, general and administrative expenses (‘‘SG&A’’) when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances received would increase our cost of sales and/or SG&A.

Vendor allowances have been accounted for in accordance with Emerging Issues Task Force (‘‘EITF’’) Issue No. 02-16, ‘‘Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor’’ (‘‘EITF 02-16’’). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

As of July 29, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $8.8 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $6.3 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

Hedging:    Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings immediately.

We designate our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder’s equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At both July 29, 2006 and January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.1 million and $0.6 million, respectively. The amount recorded in accumulated other comprehensive income at

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES  (continued)

July 29, 2006 of $0.1 million, net of tax, is expected to be reclassified into earnings during the remainder of 2006. The amount recorded in accumulated other comprehensive income at January 28, 2006 of $0.4 million, net of tax, was reclassified into earnings in the first quarter of 2006.

We have documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We believe that the designated hedges will be highly effective.

Fair Value of Financial Instruments:    Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the Consolidated Financial Statements at fair value due to the short-term maturity of these instruments.

Discontinued Operations:    We account for closing stores as discontinued operations when it is evident that the operations and cash flows of a store being disposed of will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

New accounting pronouncement:    In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS No. 109’’). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

NOTE 3 – DESCRIPTION OF BUSINESS

We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. Additionally, through Carlyle & Co. Jewelers and its subsidiaries (‘‘Carlyle’’) as of July 29, 2006, we operate 32 specialty jewelry stores (since May 2005) in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2005 accounted for approximately 43% of our sales. During 2005, store groups owned by Federated and those stores previously owned by May accounted for 72% of our sales.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	July 29, 2006	January 28, 2006
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry
(first-in, first-out (‘‘FIFO’’) basis)	$350,790	$353,009
Less: Excess of FIFO cost over LIFO inventory value	23,164	21,252
	$327,626	$331,757

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended July 29, 2006 and July 30, 2005 by $1.0 million and $0.3 million, respectively. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the twenty-six weeks ended July 29, 2006 and July 30, 2005 by $1.5 million and $0.6 million, respectively.

Approximately $289.2 million and $328.4 million at July 29, 2006 and January 28, 2006, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

We are a party to an amended and restated gold consignment agreement (as amended, the ‘‘Gold Consignment Agreement’’), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

In July 2005, we further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our revolving credit agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At July 29, 2006 and January 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 77,993 and 89,103 fine troy ounces, respectively, valued at approximately $49.7 million and $50.0 million, respectively. In the event this Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on our Consolidated Balance Sheets and, therefore, no related liability has been recorded. Additionally, we make cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of July 29, 2006 and January 28, 2006, these advances totaled $29.2 million and $30.6 million, respectively, and are recorded in other receivables on our Consolidated Balance Sheets.

Under the Gold Consignment Agreement, we are required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of both July 29, 2006 and January 28, 2006 was approximately 3.0%. In addition, we are required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Consignment fees for both the thirteen weeks ended July 29, 2006 and July 30, 2005, were$0.3 million. Consignment fees for the twenty-six weeks ended July 29, 2006 and July 30, 2005, were $0.7 million and $0.5 million, respectively.

In conjunction with the Gold Consignment Agreement, we granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MERCHANDISE INVENTORIES (continued)

approved under the Gold Consignment Agreement as well as a lien on the proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation (‘‘GECC’’).

The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Gold Consignment Agreement. We believe we will be in compliance with our amended financial covenants during the remainder of 2006. Because compliance is based, in part, on management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

NOTE 5 – SHORT AND LONG-TERM DEBT

Our revolving credit agreement with GECC and certain other lenders (the ‘‘Revolving Credit Agreement’’), which matures in January 2008, provides us with a senior secured revolving line of credit up to $225.0 million (the ‘‘Revolving Credit Facility’’). At July 29, 2006, $50.0 million was outstanding under this facility, at which point the available borrowings were $163.7 million after accounting for letters of credit described below. The average amounts outstanding under the Revolving Credit Agreement were $53.0 million and $48.9 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The maximum amount outstanding for the twenty-six weeks ended July 29, 2006 was $80.3 million, at which point the available borrowings were an additional $133.5 million after accounting for letters of credit described below. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.4% and 5.4% for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

At July 29, 2006 and January 28, 2006, we had letters of credit outstanding totaling $11.3 million and $10.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement. We believe we will be in compliance with our amended financial covenants during the remainder of 2006. Because compliance is based, in part, on management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

Our 8 3/8% Senior Notes due June 1, 2012 (the ‘‘Senior Notes’’), have an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHORT AND LONG-TERM DEBT (continued)

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

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the twenty-six weeks ended July 29, 2006. We believe we will be in compliance with our financial covenants in 2006.

NOTE 6 –	LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

All of our department store licenses provide, except under limited circumstances, that the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

Our operating leases consist primarily of office space rentals and the Carlyle retail store locations, which leases expire on various dates through 2016. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). License fees and lease expense included in SG&A are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(in thousands)		(in thousands)
Minimum fees	$1,794	$1,514	$3,674	$1,957
Contingent fees	25,613	24,139	51,064	47,560
Total	$27,407	$25,653	$54,738	$49,517

NOTE 7 – LONG-TERM INCENTIVE PLANS AND OTHER

During 2006, the Holding Company repurchased a total of 19,415 shares for approximately $187,000 pursuant to its long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

In August 2003, an executive officer of Finlay was issued Common Stock subject to restrictions (‘‘Restricted Stock’’) in the amount of 50,000 shares, pursuant to a restricted stock agreement. Fifty

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM INCENTIVE PLANS AND OTHER (continued)

percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company’s stockholders’ equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of the Holding Company’s stockholders’ equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $25,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $50,000.

In October 2003, certain executives of Finlay were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company’s stockholders’ equity. However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $30,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $60,000.

In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock became fully vested in April 2006 and was accounted for as a component of the Holding Company’s stockholders’ equity. Compensation expense of approximately $0.6 million has been amortized over two years. Amortization for the twenty-six weeks ended July 29, 2006 totaled approximately $79,000. Amortization for the thirteen weeks and twenty-six weeks ended July 30, 2005 totaled approximately $79,000 and $157,000, respectively. In May 2006, 32,500 shares of Common Stock were issued to these executives.

In April 2005, certain executives of Finlay were awarded a total of 48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company’s stockholders’ equity. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $47,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $94,000.

Commencing in February 2005, an executive officer of Finlay became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Holding Company’s Board of Directors. Pursuant to his employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value is $200,000. Compensation expense related to his 2005 stock incentive compensation totaled $0.2 million and, in April 2006, 21,594 shares of Common Stock were issued. Compensation expense related to the 2006 stock incentive totaled approximately $50,000 and $100,000, respectively, for the thirteen weeks and twenty-six weeks ended July 29, 2006.

Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. The Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company’s stockholders’ equity. In February 2006, 54,437 shares were issued to the executive officer and compensation expense

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM INCENTIVE PLANS AND OTHER (continued)

is being recognized ratably over the vesting period of two years. Compensation expense for the thirteen weeks and twenty-six weeks ended July 29, 2006 totaled approximately $62,000 and $125,000, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during the thirteen weeks and twenty-six weeks ended July 29, 2006 includes amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the estimated fair value.

Stock options outstanding under the Holding Company’s stock incentive plans have typically been granted at prices which are equal to the market value of the Holding Company’s stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. As of July 29, 2006, there was approximately $23,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the remaining vesting period of two months.

During the thirteen weeks and twenty-six weeks ended July 29, 2006, we recognized approximately $35,000 and $70,000, respectively, in share-based compensation expense. The grant date fair value was calculated using the Black-Scholes option valuation model. No compensation expense was recognized prior to January 29, 2006. Had compensation expense for the Holding Company’s share-based plans been determined consistent with SFAS No. 123R during 2005, our net loss would have been reduced to the following pro forma amounts (in thousands):

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Reported net loss	$(74,811)	$(77,634)
Add: Stock-based employee compensation expense
determined under the fair value method, net of tax	(253)	(477)
Deduct: Stock-based employee compensation expense
included in reported net loss, net of tax	218	408
Pro forma net loss	$(74,846)	$(77,703)

The fair value of options granted in 2005 was estimated using the Black-Scholes option pricing model based on the weighted average market price at the grant date of $13.12 and the following weighted average assumptions: risk free interest rate of 4.20%, expected life of seven years and volatility of 59.45%. The weighted average fair value of options granted in 2005 was $4.64.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Holding Company’s employee stock options have characteristics significantly

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (continued)

different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

There were no options granted during the thirteen weeks and twenty-six weeks ended July 29, 2006.

The following table summarizes the changes in the Holding Company’s stock options outstanding during the twenty-six weeks ended July 29, 2006:

	Options Outstanding				Options Exercisable
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)(1)	Number Exercisable	Average Exercise Price	Aggregate Intrinsic Value (000’s)(1)
Balance at January 28, 2006	1,068,634	3.20	$12.11	$563	1,029,634	$12.28	$475
Granted	—	—	—	—	—	—	—
Exercised	(1,000)	—	8.25	—	(1,000)	8.25	—
Forfeited	(6,200)	—	13.93	—	(6,200)	13.93	—
Balance at July 29, 2006	1,061,434	2.69	$12.10	$185	1,022,434	$12.29	$148

(1)	The aggregate intrinsic values in the table above are based on the closing price of the Holding Company’s Common Stock as of the last business day of the periods ended January 28, 2006 and July 29, 2006, which were $9.33 and $8.00, respectively.

Unvested stock options totaled 39,000 at both July 29, 2006 and January 28, 2006, with a grant date fair value of $2.40.

The following table summarizes the changes in restricted stock outstanding during the twenty-six weeks ended July 29, 2006:

	Restricted Stock(1)	Wtd. Avg. Grant Date Fair Value
Balance at January 28, 2006	137,050	$15.06
Granted	54,437	9.19
Vested	(32,500)	19.35
Cancelled	—	—
Balance at July 29, 2006	158,987	$12.17

(1)	Refer to Note 7 for additional information regarding restricted stock.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes in restricted stock units outstanding during the twenty-six weeks ended July 29, 2006:

	Restricted Stock Units(1)	Wtd. Avg. Grant Date Fair Value
Balance at January 28, 2006	216,730	$15.09
Awarded	119,544	9.75
Cancelled	(1,612)	14.25
Balance at July 29, 2006	334,662	$13.19

(1)	Refer to Note 9 for additional information regarding restricted stock units.

NOTE 9 –	EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan (the ‘‘RSU Plans’’), which were approved by the Holding Company’s stockholders on June 19, 2003. Under the RSU Plans, key executives of Finlay and the Holding Company’s non-employee directors, as directed by the Holding Company’s Compensation Committee, are eligible to acquire restricted stock units (‘‘RSUs’’). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company. As of July 29, 2006, 336,274 restricted stock units have been awarded under the RSU Plans, of which 1,612 RSUs have been forfeited. Amortization for the thirteen weeks ended July 29, 2006 and July 30, 2005 totaled approximately $178,000 and $145,000, respectively. Amortization for the twenty-six weeks ended July 29, 2006 and July 30, 2005 totaled approximately $323,000 and $248,000, respectively.

NOTE 10 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of July 29, 2006, we operated a total of 394 departments in six of Federated’s nine divisions, as follows:

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

Macy’s South(1)	143
Macy’s Midwest(2)	81
Macy’s North(3)	52
Macy’s Northwest(4)	38
Bloomingdale’s	30
Lord & Taylor	50
Total	394

(1)	Primarily comprised of the former Rich’s-Macy’s/Lazarus-Macy’s/Goldsmith’s-Macy’s division of Federated and certain of May’s former Foley’s and Hecht’s stores.

(2)	Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and Kaufmann’s divisions of May.

(3)	Primarily comprised of the former Marshall Fields’s division of May.

(4)	Primarily comprised of the former Bon-Macy’s division of Federated and certain of May’s former Meier & Frank stores.

During the twenty-six weeks ended July 29, 2006, 194 stores have either been divested or phased into the Macy’s East or Macy’s West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments, and have been classified as discontinued operations in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS No. 144’’). See Note 14 for additional information regarding discontinued operations. The Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $4.4 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the twenty-six weeks ended July 29, 2006. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations.

In May 2006, the Holding Company announced that Belk, Inc. (‘‘Belk’’) will not renew our license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, which expires on January 31, 2007, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets and severance related to our field operations and these costs are included in continuing operations in the accompanying Consolidated Statements of Operations. Additionally, we intend to record charges totaling approximately $0.4 million related to the accelerated depreciation of fixed assets and severance through the date of the store closings.

In January 2006, Federated announced that it intends to divest its Lord & Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord & Taylor stores and to convert one store to Macy's. In June 2006, Federated announced that it has signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners, LLC. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment (in thousands):

Severance and Termination Benefits
Balance at January 29, 2005	$168
Charges	1,233
Payments	(143)
Balance at January 28, 2006	1,258
Charges(1)	3,075
Payments	(2,933)
Balance at July 29, 2006	$1,400

(1)	Includes $2.1 million of charges recorded in discontinued operations and $1.0 million of charges recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of September 1, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and, in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executive’s salary if, in the case of the June 2005 agreements, he or she is employed by Finlay Jewelry on June 30, 2008, and in the case of the March 2006 agreement, if the executive is employed by Finlay Jewelry on February 28, 2009.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

In 2005, approximately 31% of sales related to the department store based fine jewelry department segment were generated by merchandise obtained from its five largest vendors and approximately 10% of sales related to the department store based fine jewelry department segment were generated by merchandise obtained from its largest vendor. Additionally, merchandise obtained from Carlyle’s two largest vendors generated approximately 52% of its sales during 2005.

We have not provided any third-party financial guarantees as of July 29, 2006 and January 28, 2006.

NOTE 12 – CARLYLE & CO. JEWELERS ACQUISITION

In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Carlyle’s revolving credit facility totaling $17.1 million, was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been, and will continue to be, funded under our Revolving Credit Agreement. Following the acquisition, we entered into an amended and restated credit agreement with GECC and certain other lenders, and we entered into a consent and amendment to the Gold Consignment Agreement. In addition, together with Carlyle, we entered into supplemental indentures and guarantees, to guarantee our obligations under the Senior Notes.

The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition.

The following consolidated pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of 2005 (in thousands):

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Sales	$170,480	$358,570
Loss from continuing operations (a)	(86,756)	(93,070)
Net loss (a)	(75,681)	(78,427)

(a)	The loss from continuing operations includes a charge of approximately $77.3 million, on a pre-tax basis, related to the impairment of goodwill in 2005. The net loss includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill in 2005. See Note 15.

NOTE 13 – SEGMENT INFORMATION

Commencing with the Carlyle acquisition in May 2005, in accordance with SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ we have two operating segments – department store based fine jewelry departments and stand-alone jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION (continued)

The following table provides segment level financial information for the thirteen weeks and twenty-six weeks ended July 29, 2006 (dollars in thousands):

	Thirteen Weeks Ended July 29, 2006			Thirteen Weeks Ended July 30, 2005			Twenty-Six Weeks Ended July 29, 2006			Twenty-Six Weeks Ended July 30, 2005
	Finlay	Carlyle	Total	Finlay	Carlyle(1)	Total	Finlay	Carlyle	Total	Finlay	Carlyle(1)	Total
Sales	$142,920	$19,968	$162,888	$136,809	$13,926	$150,736	$284,627	$37,515	$322,142	$276,529	$13,926	$290,455
Depreciation and amortization	3,764	144	3,908	3,547	62	3,609	7,486	291	7,777	7,137	62	7,199
Income (loss) from operations	(2,835)	979	(1,856)	(79,975)	113	(79,862)	(7,153)	1,269	(5,884)	(84,039)	113	(83,926)
Total assets	417,408	70,598	488,006	463,349	61,343	524,692	417,408	70,598	488,006	463,349	61,343	524,692
Capital expenditures	1,035	645	1,680	1,731	466	2,197	5,523	936	6,459	3,883	466	4,349

(1)	The segment level financial information for Carlyle represents the period from the date of the acquisition in mid-May 2005 through July 30, 2005.

Additionally, our sales mix by merchandise category was as follows for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollars in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006				July 30, 2005
	Finlay		Carlyle		Finlay		Carlyle (2)
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$73,164	25.7%	$9,844	26.2%	$71,656	25.9%	$3,832	27.5%
Gold	55,018	19.3	383	1.0	55,155	19.9	244	1.8
Gemstones	60,846	21.4	3,404	9.1	58,348	21.1	751	5.4
Watches	38,590	13.6	15,019	40.0	37,264	13.5	5,666	40.7
Designer	18,605	6.5	5,457	14.6	16,868	6.1	2,243	16.1
Other(1)	38,404	13.5	3,408	9.1	37,238	13.5	1,190	8.5
Total Sales	$284,627	100.0%	$37,515	100.0%	$276,529	100.0%	$13,926	100.0%

(1)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

(2)	Sales by merchandise category for Carlyle represent the period from the date of the acquisition in mid-May 2005 through July 30, 2005.

NOTE 14 – DISCONTINUED OPERATIONS

As a result of the store closings associated with the Federated/May merger, the results of operations of the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005. Additionally, the results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 have been restated to reflect the closing of all 194 stores. All 194 of the departments closed, operated in our department store based fine jewelry department segment.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS (continued)

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	$29,971	$48,999	$105,930	$95,009
Income before income taxes(1)(2)	942	4,581	10,447	8,644
Discontinued operations, net of tax(3)	570	2,771	6,320	5,230

(1)	Includes an allocation of $0.1 million and $0.4 million of interest expense related to the Revolving Credit Agreement for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Includes an allocation of $0.4 million and $0.6 million of interest expense related to the Revolving Credit Agreement for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses (including $1.5 million for corporate office severance and other costs) and interest expense related to the Senior Notes.

(3)	Included in discontinued operations, net of tax, for the thirteen weeks and twenty-six weeks ended July 29, 2006 are charges totaling $1.2 million and $2.7 million, respectively, associated with accelerated depreciation of fixed assets and severance.

The net assets of the closed departments are as follows (in thousands):

	July 29, 2006	January 28, 2006
Accounts receivable	$9,480	$24,113
Merchandise inventories	1,750	16,319
Total current assets	11,230	40,432
Fixed assets, net	—	630
Total assets	11,230	41,062
Current liabilities	1,125	1,741
Net assets	$10,105	$39,321

NOTE 15 – GOODWILL IMPAIRMENT IN 2005

SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS No. 142’’) requires an impairment-only approach to accounting for goodwill. During the quarter ended July 30, 2005, Federated announced its intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry department segment as of July 30, 2005.

The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated’s announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle), including any unrecognized intangible assets as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of loss

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – GOODWILL IMPAIRMENT IN 2005 (continued)

from continuing operations in the accompanying Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 30, 2005, which eliminated all of the goodwill on our balance sheet.

NOTE 16 –	RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of our interim consolidated financial statements for the twenty-six weeks ended July 30, 2005, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the consolidated statement of cash flows. As a result, the consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 has been restated to reflect the repayment of the debt in accordance with SFAS No. 95, ‘‘Statement of Cash Flows’’ (‘‘SFAS No. 95’’) as cash used in financing activities rather than operating activities. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in the statement of cash flows are as follows (in thousands):

	As Previously Reported	Adjustment	As Restated
Twenty-six weeks ended July 30, 2005:
Net cash used in operating activities	$(131,166)	$17,137	$(114,029)
Net cash provided by financing activities	104,567	(17,137)	87,430

NOTE 17 – SUBSEQUENT EVENT

In August 2006, Belk announced that it will acquire Parisian from Saks Incorporated on or about October 2, 2006. Assuming the transaction is consummated, we will continue to operate the Parisian departments through August 4, 2007. In 2005, we generated sales of approximately $20.0 million from our 31 Parisian departments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in Item 1 of this report. This MD&A is organized as follows:

•	Executive Overview – This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations – This section provides an analysis of the significant line items on the consolidated statements of operations.

•	Liquidity and Capital Resources – This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality – This section describes the effects of seasonality on our business.

•	Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Form 10-K.

•	Special Note Regarding Forward-Looking Statements – This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

The following MD&A gives effects to the restatement of our consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 to reflect the repayment of the Carlyle debt in accordance with SFAS No. 95 as cash used in financing activities rather than operating activities (See Note 16).

In May 2005, we completed the acquisition of Carlyle and its subsidiaries. The purchase price was approximately $29.0 million, plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the purchase, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Carlyle’s results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

The 194 stores that have closed during the twenty-six weeks ended July 29, 2006, as a result of the Federated/May merger, have been accounted for as discontinued operations, in the accompanying Consolidated Statements of Operations and, unless otherwise indicated, the following discussion relates to our continuing operations. This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations through July 29, 2006.

Executive Overview

Our Business

We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. We have two operating segments – department store based fine jewelry departments and stand-alone jewelry stores. As of July 29, 2006, we operated a total of 820 locations, including 788 Finlay departments in 12 host store groups, in 39 states and the District of Columbia, as well as 32 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States.

Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. With respect to our licensed department store business, we believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. In recent years, on average, approximately 50% of our merchandise has been carried on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

Carlyle operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. The Carlyle stores offer a compelling shopping environment for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Carlyle strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of its merchandise assortments and extending credit to its customers through its credit card programs, which are managed by a third-party.

We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with how they are computed:

•	Comparable store sales (stores open for the same months during the comparable period) growth computed as the percentage change in sales for stores open for the same months during the comparable periods. Comparable store sales are measured against our host store groups as well as other jewelry retailers;

•	Total net sales growth (current period total net sales minus prior period total net sales divided by prior period total net sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

•	Operating margin rate (income from operations divided by net sales) which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on, include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

Second Quarter Highlights

Total sales were $162.9 million for the thirteen weeks ended July 29, 2006 compared to $150.7 million for the thirteen weeks ended July 30, 2005, an increase of 8.1%. Total sales for the second quarter of 2006 included $20.0 million of sales generated by Carlyle compared to $13.9 million in 2005, which represents sales from the date of the acquisition in mid-May 2005 through July 30, 2005. Comparable store sales increased 3.4% with strong results in Bloomingdale’s and Carlyle. Gross margin increased by $3.5 million compared to 2005, and, as a percentage of sales, gross margin decreased by 1.5% from 49.4% to 47.9%, primarily due to the increase in the LIFO provision as well as the increased price of gold. SG&A increased $2.5 million and, as a percentage of sales, SG&A decreased 2.2% from 48.8% to 46.6% due to Carlyle’s significantly lower rent structure as a percentage of sales compared to Finlay’s licensed department business as well as corporate office cost savings. Borrowings under the Revolving Credit Agreement decreased by $38.4 million at July 29, 2006 as compared to July 30, 2005 as a result of the generation of positive free cash flow over the last twelve months, coupled with the reduction in inventory levels for store closings. Maximum outstanding borrowings during the thirteen weeks ended July 29, 2006 were $80.3 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $133.5 million.

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

In November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, which governs our operations in four of Macy’s six divisions, i.e. Macy’s South, Macy’s Midwest, Macy’s North and Macy’s Northwest. The agreement is three years in length expiring January 31, 2009, and covers approximately 314 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May’s permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale’s and Lord & Taylor divisions whose license agreements, covering a total of 80 departments, currently run through January 30, 2010 and February 3, 2007, respectively.

In January 2006, Federated announced that it intends to divest its Lord & Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord & Taylor stores and to convert one store to Macy's. In June 2006, Federated announced that it has signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners, LLC. It has been communicated to us verbally that the Lord & Taylor agreement will be renewed this fall, however, there can be no assurances that the agreement will be renewed.

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value, such as the acquisition of Carlyle in May 2005.

Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments. Such opportunities exist within Dillard’s and over the past three years, we have added 24 departments in Dillard’s. During the twenty-six weeks ended July 29, 2006, we opened 13 departments within Dillard’s and we plan to add three departments during the remainder of 2006. Moreover, we plan to open eight departments with Federated, including three Bloomingdale’s stores. Further, we opened one new Carlyle store in August 2006 and expect to open another store in October 2006. Finally, we project opening two new Carlyle stores in 2007. Through expanding in new Bloomingdale’s departments and Carlyle stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Open new channels of distribution;

•	Add new host store relationships;

•	Add departments within existing host store groups;

•	Add new Carlyle stores;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Expand our most productive departments;

•	Continue to improve operating leverage;

•	Continue to raise customer service standards; and

•	De-leverage the balance sheet.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships; and

•	Host store consolidation.

As of July 29, 2006, we operated a total of 394 departments in six of Federated’s nine divisions, which excludes 194 departments either divested or phased into the Macy’s East or Macy’s West divisions during the twenty-six weeks ended July 29, 2006. The Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of $241.0 million from these 194 departments. In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of $4.4 million related to the accelerated depreciation of fixed assets and severance for our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the twenty-six weeks ended July 29, 2006. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations. The results of operations of the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been classified as discontinued operations in accordance with SFAS No. 144.

During 2005, approximately 72% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by May. A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores could have a material adverse effect on our business and financial condition.

In May 2006, the Holding Company announced that Belk will not renew our license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, which expires on January 31, 2007, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets and severance related to our field operations and these costs are included in continuing operations in the accompanying Consolidated Statements of Operations. Additionally, we intend to record charges totaling approximately $0.4 million related to the accelerated depreciation of fixed assets and severance through the date of the store closings.

Further, in August 2006, Belk announced that it will acquire Parisian from Saks Incorporated on or about October 2, 2006. Assuming the transaction is consummated, we will continue to operate the

Parisian departments through August 4, 2007. In 2005, we generated sales of approximately $20.0 million from our 31 Parisian departments.

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1	50.6	51.6	50.6
Gross margin	47.9	49.4	48.4	49.4
Selling, general and administrative expenses	46.6	48.8	47.8	49.2
Depreciation and amortization	2.4	2.3	2.4	2.5
Impairment of goodwill	—	51.3	—	26.6
Loss from operations	(1.1)	(53.0)	(1.8)	(28.9)
Interest expense, net	3.5	3.6	3.4	3.5
Loss from continuing operations before income taxes	(4.6)	(56.6)	(5.2)	(32.4)
Benefit for income taxes	(1.8)	(5.1)	(2.0)	(3.9)
Loss from continuing operations	(2.8)	(51.5)	(3.2)	(28.5)
Discontinued operations, net of tax	0.4	1.9	2.0	1.8
Net loss	(2.4)%	(49.6)%	(1.2)%	(26.7)%

Thirteen Weeks Ended July 29, 2006 Compared with Thirteen Weeks Ended July 30, 2005

Sales.    Sales for the thirteen weeks ended July 29, 2006 increased $12.2 million, or 8.1%, compared to 2005. Sales include $142.9 million from the Finlay departments which represented a 4.5% increase compared to the $136.8 million in sales for the thirteen weeks ended July 30, 2005. Additionally, sales include $20.0 million generated by Carlyle in the 2006 period compared to $13.9 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through July 30, 2005). Comparable store sales increased 3.4%, including Carlyle for the months of June and July only. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our ‘‘Best Value’’ merchandising programs which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using our host store groups’ proprietary customer lists for targeted marketing; and (iv) positioning our departments as a ‘‘destination location’’ for fine jewelry.

During the thirteen weeks ended July 29, 2006, there were no openings and we closed 140 Finlay departments. The closings were comprised of the following:

Store Group	Number of Locations	Reason
Federated	132	Stores were divested or phased into the Macy’s East or Macy’s West divisions as a result of the Federated/May merger and are included in discontinued operations.
Other	8	Department closings within existing host store groups.
Total	140

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, designer sales increased $3.0 million, or 45.9%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $0.7 million, or 2.0%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

Gross margin.    Gross margin increased by $3.5 million in 2006 compared to 2005. As a percentage of sales, gross margin decreased by 1.5% from 49.4% to 47.9%. The components of this decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.1)%	Increase in merchandise cost of sales is due to our continued efforts to increase market penetration and market share through our pricing strategy, the mix of sales with increased sales in the diamond, designer and clearance categories, which have lower margins than other categories as well as the increased price of gold, which we estimate had an approximate 0.4% impact on gross margin.
LIFO	(0.4)	Increase in the LIFO provision is due to increases in our internal price indices.
Total	(1.5)%

Selling, general and administrative expenses.    The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $2.5 million, or 3.4%. As a percentage of sales, SG&A decreased by 2.2% from 48.8% to 46.6%. The components of this decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	0.3%	Decrease is primarily due to Carlyle’s significantly lower rent structure as a percentage of sales compared to Finlay’s licensed department business.
Payroll expense	0.8	Decrease in payroll is due to the leveraging of field payroll.
Other	1.1	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Total decrease	2.2%

Depreciation and amortization.    Depreciation and amortization increased by $0.3 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill.    During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the thirteen weeks ended July 30, 2005.

Interest expense, net.    Interest expense increased by $0.2 million primarily due to an increase in the weighted average interest rate (8.1% for the period in 2006 compared to 7.4% for the comparable period in 2005). Average borrowings decreased from $286.0 million for the 2005 period to $262.9 million for the 2006 period.

Benefit for income taxes.    The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required.

Discontinued operations.    Discontinued operations includes the results of operations of the Federated stores closed during the thirteen weeks ended July 29, 2006. Sales related to these departments totaled $30.0 million for the thirteen weeks ended July 29, 2006 compared to $49.0 million for the comparable period in 2005. Gross margin as a percentage of sales, related to the discontinued departments, decreased 7.3% from 51.8% for 2005 to 44.5% for 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the thirteen weeks ended July 29, 2006, was $0.6 million compared to net income from discontinued operations of $2.8 million during the comparable period in 2005. The net income from discontinued operations for the thirteen weeks ended July 29, 2006, includes $1.2 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

Net loss.    Net loss of $4.0 million for the 2006 period compares to a net loss of $74.8 million in the prior period as a result of the factors discussed above.

Twenty-Six Weeks Ended July 29, 2006 Compared with Twenty-Six Weeks Ended July 30, 2005

Sales.    Sales for the twenty-six weeks ended July 29, 2006 increased $31.7 million, or 10.9%, compared to 2005. Sales include $284.6 million from the Finlay departments which represented a 2.9% increase compared to the $276.5 million in sales for the twenty-six weeks ended July 30, 2005. Sales also include $37.5 million generated by Carlyle in the 2006 period compared to $13.9 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through July 30, 2005). In addition, comparable store sales increased 2.3%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing initiatives discussed above.

During the twenty-six weeks ended July 29, 2006, we opened 14 Finlay departments within existing host store groups. Additionally, during the twenty-six weeks ended July 29, 2006, we closed 206 Finlay departments. The openings were comprised of the following:

Store Group	Number of Locations
Dillard’s	13
Belk	1
Total	14

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Federated	194	Stores were divested or phased into the Macy’s East or Macy’s West divisions as a result of the Federated/May merger and are included in discontinued operations.
Other	12	Department closings within existing host store groups.
Total	206

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, designer sales increased $1.7 million, or 10.3%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $1.5 million, or 2.1%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

Gross margin.    Gross margin increased by $12.5 million in 2006 compared to 2005. As a percentage of sales, gross margin decreased by 1.0% from 49.4% to 48.4%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(0.9)%	Increase in merchandise cost of sales is due to our efforts to increase market penetration and market share through our pricing strategy, the mix of sales with increased sales in the diamond, designer and clearance categories, which have lower margins than other categories as well as the increased price of gold.
LIFO	(0.3)	Increase in the LIFO provision is due to increases in our internal price indices.
Other	0.2	Decrease in various other components of cost of sales.
Total	(1.0)%

Selling, general and administrative expenses.    The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $11.1 million, or 7.8%. As a percentage of sales, SG&A decreased by 1.4% from 49.2% to 47.8%. The components of this decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	0.5%	Decrease is primarily due to Carlyle’s significantly lower rent structure as a percentage of sales compared to Finlay’s licensed department business.
Payroll expense	0.4	Decrease in payroll expense is due to the leveraging of field payroll.
Other	0.5	Decrease is primarily due to corporate office cost savings including staff reductions as a result of expense reduction initiatives.
Total decrease	1.4%

Depreciation and amortization.    Depreciation and amortization increased by $0.6 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill.    During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the twenty-six weeks ended July 30, 2005.

Interest expense, net.    Interest expense increased by $0.8 million primarily due to an increase in average borrowings ($253.0 million for the period in 2006 compared to $248.9 million in 2005) as a result of the additional borrowings to finance the acquisition of Carlyle in May 2005 being outstanding for a full six months in the current year period and to fund Carlyle’s working capital requirements. The weighted average interest rate was approximately 8.2% and 7.8% for the 2006 and 2005 periods, respectively.

Benefit for income taxes.    The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required.

Discontinued operations.    Discontinued operations includes the results of operations of the 194 Federated stores closed during the twenty-six weeks ended July 29, 2006. Sales related to these 194 departments totaled $105.9 million for the twenty-six weeks ended July 29, 2006 compared to $95.0 million for the comparable period in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 6.1% from 52.4% for 2005 to 46.3% for 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the twenty-six weeks ended July 29, 2006 was $6.3 million compared to net income from discontinued operations of $5.2 million during the comparable period in 2005. The net income from discontinued operations for the twenty-six weeks ended July 29, 2006 includes $2.7 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

Net loss.    Net loss of $3.9 million for the 2006 period compares to a net loss of $77.6 million in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of July 29, 2006 and January 28, 2006 is presented in the following table:

	July 29, 2006	January 28, 2006
	(dollars in thousands)
Cash and cash equivalents	$2,177	$27,498
Working capital	252,182	248,639
Long-term debt	200,000	200,000
Stockholders’ equity	108,413	112,568

Our primary capital requirements are working capital for new locations and growth of existing locations, debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2005, capital expenditures totaled $11.9 million and for 2006 are estimated to be approximately $13 to $14 million, including Carlyle. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

Cash flows provided by (used in) operating, investing and financing activities for the twenty-six weeks ended July 29, 2006 and July 30, 2005 were as follows:

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
	(dollars in thousands)
Operating activities	$(79,252)	$(114,029)
Investing activities	(6,459)	(33,524)
Financing activities	60,390	87,430
Net decrease in cash and cash equivalents	$(25,321)	$(60,123)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Strategic acquisitions;

•	Capital expenditures for new locations, expansions and remodeling of existing locations; and

•	Investments in technology.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $79.3 million for the twenty-six weeks ended July 29, 2006. Accounts payable and accrued liabilities decreased as a result of significantly lower inventory receipts, as we utilized merchandise from our closing stores to redistribute to our go-forward stores. Further, consignment sales decreased resulting in a decrease in accounts payable. Net cash flows used in operating activities were $114.0 million for the twenty-six weeks ended July 30, 2005.

Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $252.2 million at July 29, 2006, an increase of $3.5 million from January 28, 2006.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels as of July 29, 2006 decreased by $4.1 million, or 1.2%, as compared to January 28, 2006, including $62.2 million of inventory related to Carlyle. Excluding Carlyle, Finlay’s inventory decreased by $12.4 million or 4.5%.

Investing Activities

Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle in 2005, which accounted for $29.6 million of cash invested in the 2005 period, were $6.5 million and $33.5 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $60.4 million for the twenty-six weeks ended July 29, 2006, consisting primarily of proceeds from, and principal payments on, the Revolving Credit Facility. Net cash provided from financing activities was $87.4 million for the twenty-six weeks ended July 30, 2005 and reflects $17.1 million related to the payment of Carlyle debt assumed upon acquisition in May 2005.

Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.4% and 5.4% for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the ‘‘Balance Reduction Requirement’’).

Borrowings under the Revolving Credit Agreement were $50.0 million at July 29, 2006, compared to a zero balance at January 28, 2006 and $88.4 million at July 30, 2005. The average amounts outstanding under the Revolving Credit Agreement were $53.0 million and $48.9 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The maximum amount outstanding for the twenty-six weeks ended July 29, 2006 was $80.3 million, at which point the available borrowings were an additional $133.5 million. At July 29, 2006 we had letters of credit outstanding totaling $11.3 million, which guarantee various trade activities.

In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been, and will continue to be, funded under our Revolving Credit Agreement. Following the acquisition, we entered into an amended and restated credit agreement with GECC and certain other lenders, and we entered into a consent and amendment to the Gold Consignment Agreement. In addition, together with Carlyle, we entered into supplemental indentures and guarantees, to guarantee our obligations under the Senior Notes.

A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement, including payments required pursuant to the Balance Reduction Requirement. As of July 29, 2006, our outstanding borrowings were $250.0 million, which included a $200.0 million balance under the Senior Notes and a $50.0 million balance under the Revolving Credit Agreement, compared to $288.4 million as of July 30, 2005.

Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive covenants including financial covenants. In addition, we are a party to the Gold Consignment Agreement, which also contains certain covenants. Although we are in compliance with our financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006. Because compliance is based, in part, on management’s estimates, and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

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

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, we will, for the foreseeable future, be able to meet our debt service and anticipated working capital obligations, and to make distributions to the Holding Company sufficient to permit the Holding Company to pay certain expenses as they come due. No assurances, however, can be given that our current level of operating results will continue or improve or that our income from operations will continue to be sufficient to permit us to meet our debt service and other obligations. Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company. The amounts required to satisfy the aggregate of our interest expense totaled $10.6 million and $10.4 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of July 29, 2006, $289.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $356.2 million at July 30, 2005. For 2005, we had an average balance of consignment merchandise of $352.5 million.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources as of July 29, 2006 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)(1)	$200,000	$—	$—	$—	$200,000
Interest payments on Senior Notes	100,500	16,750	33,500	33,500	16,750
Operating lease obligations(2)	28,778	5,753	10,036	6,259	6,730
Revolving Credit Agreement (due 2008)(3)	50,007	50,007	—	—	—
Gold Consignment Agreement (expires 2007)	49,689	—	49,689	—	—
Gold forward contracts	6,646	6,646	—	—	—
Employment agreements	7,668	3,504	4,164	—	—
Contractual bonuses(4)	862	—	862	—	—
Letters of credit	11,294	11,044	250	—	—
Total	$455,444	$93,704	$98,501	$39,759	$223,480

(1)	On June 3, 2004, we issued $200.0 million of Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)	Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)	The outstanding balance under the Revolving Credit Agreement at September 1, 2006 was $78.1 million and does not include any amounts for interest.

(4)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay on the dates specified in the respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $25.6 million and $51.1 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of July 29, 2006 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the twenty-six weeks ended July 29, 2006.

Off-Balance Sheet Arrangements

Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, we amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor), and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At July 29, 2006, amounts outstanding under the Gold Consignment Agreement totaled 77,993 fine troy ounces, valued at approximately $49.7 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million in 2005. In the event this Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006.

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

From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. There can be no assurance that our hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position. A significant change in prices of key commodities, including gold, could adversely affect Finlay’s business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Form 10-K for the year ended January 28, 2006.

Recent Accounting Pronouncement

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like ‘‘strategy,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘will,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘goals,’’ ‘‘target,’’ ‘‘anticipating,’’ ‘‘hope’’ and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’ Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our dependence on, or loss of, certain host store relationships, particularly with respect to Federated, due to the concentration of sales generated by such host store groups;

•	The impact of significant store closures by our host store groups;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to identify, finance and integrate any future acquisitions into our existing business;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	Continuation of our Gold Consignment Agreement;

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	Our ability to collect net sales proceeds from our host stores;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends;

•	Our ability to increase comparable department sales, expand our business or increase the number of departments we operate;

•	Our dependence on key officers;

•	Our high degree of leverage and the availability to us of financing and credit on favorable terms;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business;

•	Low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items;

•	The impact of any host store bankruptcy; and

•	Trends in the general economy in the United States.

Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in ‘‘Item 1A – Risk Factors’’, included in our Form 10-K for the year ended January 28, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

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

In 2006, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of July 29, 2006:

Commodity	Contract Settlement Date	Fine Troy Ounces of Gold	Prevailing Gold Price per Ounce	Contract Fair Market Value
Gold	7/31/2006	1,000	$637.10	$637,100
Gold	12/29/2006	7,300	$652.10	$4,760,300
Gold	1/31/2007	2,000	$655.10	$1,310,200

Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.2 million and $0.4 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In connection with the preparation of our Form 10-K, as of January 28, 2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management concluded that the review, monitoring and analysis of the consolidated statement of cash flows were ineffective, which caused a material weakness as of January 28, 2006. The material weakness related to an error that was made in the classification of the payment of Carlyle’s debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the consolidated statement of cash flows. This misclassification was corrected and is reflected properly in the consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 and for the year ended January 28, 2006.

We have subsequently implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our consolidated statement of cash flows will not recur. These enhancements include improving our review and oversight process relating to internal control over our consolidated statement of cash flows. These enhancements began during the preparation of our Form 10-K for the year ended January 28, 2006 and have continued during 2006. We believe the controls have been effective during the period.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Form 10-K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in the risks faced by us as disclosed in our Form 10-K, however, the risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Fine Jewelry Corporation, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2005).
3.1	Certificate of Incorporation, as amended, of Finlay Jewelry (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-59580)).
3.2(a)	By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 1993).
3.2(b)	Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003).
10.1	Amendment to the Finlay Enterprises, Inc. 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2006).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2006	FINLAY FINE JEWELRY CORPORATION
	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick Senior Vice President, Treasurer and Chief Financial Officer (As both a duly authorized officer of Registrant and as principal financial officer of Registrant)