Form 10-Q
period 2006-10-28
FINLAY FINE JEWELRY CORP
filed 2006-12-07
CIK 898684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 2006

                                       or

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

                    Yes  X                        No  _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

          Large accelerated   Accelerated   Non-accelerated
              filer  _         filer  _        filer  X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                    Yes  _                        No  X

As of December 1, 2006, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a
Delaware corporation.

                         FINLAY FINE JEWELRY CORPORATION

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 28, 2006

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the thirteen
              weeks and thirty-nine weeks ended October 28, 2006 and
              October 29, 2005 .......................................       2

              Consolidated Balance Sheets as of October 28, 2006 and
              January 28, 2006........................................       4

              Consolidated Statements of Changes in Stockholder's
              Equity and Comprehensive Income (Loss) for the year
              ended January 28, 2006 and the thirty-nine weeks ended
              October 28, 2006........................................       5

              Consolidated Statements of Cash Flows for the
              thirty-nine weeks ended October 28, 2006 and October 29,
              2005 (as restated)......................................       6

              Notes to Consolidated Financial Statements..............       7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      24

   Item 3.    Quantitative and Qualitative Disclosures about Market
              Risk....................................................      41

   Item 4.    Controls and Procedures.................................      42

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 28,   OCTOBER 29,
                                                           2006          2005
                                                       -----------   -----------
Sales ..............................................    $148,271      $140,575
Cost of sales ......................................      78,828        71,690
                                                        --------      --------
   Gross margin ....................................      69,443        68,885
Selling, general and administrative expenses .......      72,688        71,149
Depreciation and amortization ......................       4,110         3,979
                                                        --------      --------
   Loss from operations ............................      (7,355)       (6,243)
Interest expense, net ..............................       6,135         6,052
Other expense ......................................          --            79
                                                        --------      --------
   Loss from continuing operations before income
      taxes ........................................     (13,490)      (12,374)
Benefit for income taxes ...........................      (5,328)       (5,048)
                                                        --------      --------
   Loss from continuing operations .................      (8,162)       (7,326)
Discontinued operations, net of tax ................         253           452
                                                        --------      --------
   Net loss ........................................    $ (7,909)     $ (6,874)
                                                        ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THIRTY-NINE WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 28,   OCTOBER 29,
                                                           2006          2005
                                                       -----------   -----------
Sales ..............................................     $470,413     $ 431,030
Cost of sales ......................................      245,103       217,537
                                                         --------     ---------
   Gross margin ....................................      225,310       213,493
Selling, general and administrative expenses........      226,662       214,133
Depreciation and amortization ......................       11,887        11,178
Impairment of goodwill .............................           --        77,288
                                                         --------     ---------
   Loss from operations ............................      (13,239)      (89,106)
Interest expense, net ..............................       17,083        16,436
Other expense ......................................           --            79
                                                         --------     ---------
   Loss from continuing operations before income
      taxes ........................................      (30,322)     (105,621)
Benefit for income taxes ...........................      (11,977)      (15,913)
                                                         --------     ---------
   Loss from continuing operations .................      (18,345)      (89,708)
Discontinued operations, net of tax ................        6,573         5,200
                                                         --------     ---------
   Net loss ........................................     $(11,772)    $ (84,508)
                                                         ========     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       OCTOBER 28,   JANUARY 28,
                                                           2006          2006
                                                       -----------   -----------
                           ASSETS
Current assets:
   Cash and cash equivalents .......................     $  2,002     $ 27,498
   Accounts receivable .............................       31,029       39,034
   Other receivables ...............................       49,530       43,203
   Merchandise inventories .........................      363,769      331,757
   Prepaid expenses and other ......................        6,033        4,232
                                                         --------     --------
      Total current assets .........................      452,363      445,724
                                                         --------     --------
Fixed assets:
   Building, equipment, fixtures and leasehold
      improvements .................................      108,470      116,267
   Less - accumulated depreciation and
      amortization .................................       53,563       55,903
                                                         --------     --------
      Fixed assets, net ............................       54,907       60,364
Deferred charges and other assets, net .............       11,665       14,701
                                                         --------     --------
      Total assets .................................     $518,935     $520,789
                                                         ========     ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Short-term borrowings ...........................     $ 67,838          $--
   Accounts payable - trade ........................       70,770      111,452
   Accrued liabilities:
      Accrued salaries and benefits ................       13,699       17,139
      Accrued miscellaneous taxes ..................        6,479        7,869
      Accrued interest .............................        7,481        3,031
      Deferred income ..............................        5,307        7,543
      Deferred income taxes ........................       12,091       12,426
      Other ........................................       15,925       13,831
   Income taxes payable ............................        4,493       20,698
   Due to parent ...................................        4,849        3,096
                                                         --------     --------
      Total current liabilities ....................      208,932      197,085
Long-term debt .....................................      200,000      200,000
Deferred income taxes ..............................        8,580       10,171
Other non-current liabilities ......................          905          965
                                                         --------     --------
      Total liabilities ............................     $418,417      408,221
                                                         --------     --------
Commitments and contingencies (Note 11)
Stockholder's equity:
Common Stock, par value $.01 per share; authorized
   5,000 shares; issued and outstanding
   1,000 shares ....................................           --           --
Additional paid-in capital .........................       85,975       85,975
Retained earnings ..................................       14,457       26,229
Accumulated other comprehensive income .............           86          364
                                                         --------     --------
      Total stockholder's equity ...................      100,518      112,568
                                                         --------     --------
      Total liabilities and stockholder's equity ...     $518,935     $520,789
                                                         ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                           COMMON STOCK                               OTHER
                                        -----------------  ADDITIONAL   RETAINED  COMPREHENSIVE      TOTAL
                                          NUMBER             PAID-IN    EARNINGS      INCOME     STOCKHOLDER'S  COMPREHENSIVE
                                        OF SHARES  AMOUNT    CAPITAL   (DEFICIT)      (LOSS)         EQUITY          LOSS
                                        ---------  ------  ----------  ---------  -------------  -------------  -------------

Balance, January 29, 2005.............    1,000      $--     $82,975   $ 81,994       $(112)        $164,857
   Net loss...........................       --       --          --    (55,765)         --          (55,765)      $(55,765)
   Capital contribution...............       --       --       3,000         --          --            3,000
   Change in fair value of gold
      forward contracts, net of tax ..       --       --          --         --         476              476            476
                                                                                                                   --------
   Comprehensive loss.................                                                                             $(55,289)
                                          -----      ---     -------   --------       -----         --------       ========
Balance, January 28, 2006.............    1,000       --      85,975     26,229         364          112,568
   Net loss...........................       --       --          --    (11,772)         --          (11,772)       (11,772)
   Change in fair value of gold
      forward contracts, net of tax ..       --       --          --         --        (278)            (278)          (278)
                                                                                                                   --------
   Comprehensive loss.................                                                                             $(12,050)
                                          -----      ---     -------   --------       -----         --------       ========
Balance, October 28, 2006.............    1,000      $--     $85,975   $ 14,457       $  86         $100,518
                                          =====      ===     =======   ========       =====         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THIRTY-NINE WEEKS ENDED
                                                                                   ----------------------------
                                                                                                   OCTOBER 29,
                                                                                                      2005
                                                                                   OCTOBER 28,   (AS RESTATED -
                                                                                       2006         NOTE 16)
                                                                                   -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................................    $ (11,772)     $ (84,508)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Impairment of goodwill ......................................................           --         77,288
   Depreciation and amortization ...............................................       14,378         13,651
   Loss on disposal of fixed assets ............................................        3,548            151
   Amortization of deferred financing costs ....................................          918            938
   Deferred income tax provision ...............................................       (1,926)        (4,171)
   Other, net ..................................................................         (501)          (301)
   Changes in operating assets and liabilities, net of effects from purchase of Carlyle relating to 2005 (Note 12):
      (Increase) decrease  in accounts and other receivables ...................        1,678        (42,741)
      Increase in merchandise inventories ......................................      (32,012)       (43,494)
      Increase in prepaid expenses and other ...................................       (1,801)          (493)
      Decrease in accounts payable and accrued liabilities .....................      (71,886)       (59,587)
      Other ....................................................................        1,753            807
                                                                                    ---------      ---------
         NET CASH USED IN OPERATING ACTIVITIES .................................      (97,623)      (142,460)
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements .................       (9,881)        (9,882)
   Acquisition of Carlyle, net of cash acquired ................................           --        (28,714)
                                                                                    ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES .................................       (9,881)       (38,596)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility .....................................      530,577        540,335
   Principal payments on revolving credit facility .............................     (462,739)      (407,212)
   Payment of Carlyle debt assumed upon acquisition ............................           --        (17,137)
   Capitalized financing costs .................................................          (99)          (311)
   Bank overdraft ..............................................................       14,269          2,272
   Capital contribution ........................................................           --          3,000
                                                                                    ---------      ---------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES ...........................       82,008        120,947
                                                                                    ---------      ---------
         DECREASE IN CASH AND CASH EQUIVALENTS .................................      (25,496)       (60,109)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................       27,498         61,957
                                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................    $   2,002      $   1,848
                                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ...............................................................    $  12,130      $  12,539
                                                                                    =========      =========
   Income taxes paid ...........................................................    $  10,277      $   7,015
                                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Tax benefit from exercise of stock options ..................................    $      --      $      63
                                                                                    =========      =========
   Restricted stock units issuance costs accrued not yet paid ..................    $     514      $     546
                                                                                    =========      =========
   Accrual for purchases of fixed assets .......................................    $   2,756      $   2,285
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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Fine
Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry," the
"Registrant," "we," "us" and "our"), a wholly-owned subsidiary of Finlay
Enterprises, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of October 28, 2006, and our results of operations for the thirteen weeks and thirty-nine weeks ended
October 28, 2006 and October 29, 2005 and cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of
January 28, 2006 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 28, 2006 ("Form
10-K") previously filed with the Commission.

     As a result of the consolidation of our host stores and the loss of certain host store license agreements, we are not projecting to be in compliance with our financial covenants after February 3, 2007. We are currently in the process of negotiating an amendment to our revolving credit agreement with General
Electric Capital Corporation ("GECC") and certain other lenders (the "Revolving
Credit Agreement") to eliminate the majority of the financial covenants. There can be no assurances that the Revolving Credit Agreement will be amended. See
Note 5 for information regarding the Revolving Credit Agreement.

     As a result of the store closings associated with the Federated Department
Stores, Inc. ("Federated") and The May Department Stores Company ("May") merger, the results of operations for the 194 departments that have either been divested or phased into the Macy's East or Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments, during the first half of 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29,
2005, respectively. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued operations.

     Our fiscal year ends on the Saturday closest to January 31. References to
2006 and 2005 relate to the fiscal years ending February 3, 2007 and January 28,
2006, respectively. The fiscal year ending February 3, 2007 includes 53 weeks.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both
October 28, 2006 and January 28, 2006, we had several open positions in gold forward contracts totaling 12,000 fine troy ounces and 10,000 fine troy ounces, respectively, to purchase gold for $7.2 million and $5.1 million, respectively.
The fair value of gold under such contracts was $7.3 million and $5.7 million at
October 28, 2006 and January 28, 2006, respectively.

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

     As of October 28, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $7.4 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the
Consolidated Balance Sheets, and (ii) $5.3 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We designate our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At both October 28, 2006 and January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of
$0.1 million and $0.6 million, respectively. The amount recorded in accumulated other comprehensive income at October 28, 2006 of $0.1 million, net of tax, is expected to be reclassified into earnings during the remainder of 2006. The amount recorded in accumulated other comprehensive income at January 28, 2006 of
$0.4 million, net of tax, was reclassified into earnings in the first quarter of
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

     DISCONTINUED OPERATIONS: We account for closing stores as discontinued
operations when the operations and cash flows of a store being disposed of are eliminated from on-going operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

     NEW ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting
Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48
provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, the Commission issued Staff Accounting Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108
provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet
("iron curtain") approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending on or after November
15, 2006. We are currently in the process of assessing the impact the adoption of SAB No. 108 will have on our consolidated financial statements.

NOTE 3 - DESCRIPTION OF BUSINESS

     We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States.
Additionally, through Carlyle & Co. Jewelers and its subsidiaries ("Carlyle") as of October 28, 2006, we operate 34 specialty jewelry stores (since May 2005) in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade
trade names. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2005 accounted for approximately 43% of our sales. During 2005, store groups owned by Federated and those stores previously owned by May accounted for
67% of our sales.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                           OCTOBER 28,   JANUARY 28,
                                                               2006          2006
                                                           -----------   -----------
                                                                 (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
   (first-in, first-out ("FIFO")  basis)................     $388,439      $353,009
Less:  Excess of FIFO cost over LIFO inventory value....       24,670        21,252
                                                             --------      --------
                                                             $363,769      $331,757
                                                             ========      ========

     We determine our LIFO inventory value by utilizing internally developed indices. During the thirteen weeks ended October 28, 2006 and October 29, 2005, we recorded LIFO charges totaling $1.5 million and $0.3 million, respectively.
During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, we recorded LIFO charges totaling $3.4 million and $1.2 million, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (CONTINUED)

     Approximately $308.3 million and $328.4 million at October 28, 2006 and
January 28, 2006, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

     We are a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     In July 2005, we further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our revolving credit agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October
28, 2006 and January 28, 2006, amounts outstanding under the Gold Consignment
Agreement totaled 82,822 and 89,103 fine troy ounces, respectively, valued at approximately $49.4 million and $50.0 million, respectively. In the event this
Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on our Consolidated Balance Sheets and, therefore, no related liability has been recorded. Additionally, we make cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of October 28, 2006 and January 28, 2006, these advances totaled
$31.1 million and $30.6 million, respectively, and are recorded in other receivables on our Consolidated Balance Sheets. See Note 17 for information regarding the termination of the Gold Consignment Agreement.

     Under the Gold Consignment Agreement, we are required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of both October 28, 2006 and January 28, 2006 was approximately 3.0%. In addition, we are required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than
$12.0 million. Consignment fees for both the thirteen weeks ended October 28,
2006 and October 29, 2005, were $0.3 million. Consignment fees for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, were $1.0 million and $0.8 million, respectively. Consignment fees are reflected in cost of sales in the accompanying Consolidated Statements of Operations.

     In conjunction with the Gold Consignment Agreement, we granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold
Consignment Agreement as well as a lien on the proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and GECC.

     The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger

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

NOTE 5 - SHORT AND LONG-TERM DEBT

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a senior secured revolving line of credit up to $225.0 million (the
"Revolving Credit Facility"). At October 28, 2006, $67.8 million was outstanding under this facility, at which point the available borrowings were $145.5 million, after adjusting for letters of credit described below. The average amounts outstanding under the Revolving Credit Agreement were $60.5 million and
$75.6 million for the thirty-nine weeks ended October 28, 2006 and October 29,
2005, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2006 was $85.4 million, at which point the available borrowings were an additional $127.9 million, after adjusting for letters of credit described below. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.5% and 5.6% for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

     At October 28, 2006 and January 28, 2006, we had letters of credit outstanding totaling $11.7 million and $10.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The
Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit
Agreement. We believe we will be in compliance with our amended financial covenants during the remainder of 2006. Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof. We are currently in the process of negotiating an amendment to the Revolving Credit Agreement to eliminate the majority of the financial covenants. There can be no assurances that the Revolving Credit
Agreement will be amended.

     Our 8-3/8% Senior Notes due June 1, 2012 (the "Senior Notes"), have an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

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

     The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the thirty-nine weeks ended October 28, 2006. We believe we will be in compliance with our covenants for the next twelve months.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

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

     Our operating leases consist primarily of office space rentals and the
Carlyle retail store locations, which leases expire on various dates through
2019. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold.
The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). License fees and lease expense included in SG&A are as follows (in thousands):

                            THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                         -------------------------   -------------------------
                         OCTOBER 28,   OCTOBER 29,   OCTOBER 28,   OCTOBER 29,
                             2006          2005          2006          2005
                         -----------   -----------   -----------   -----------
                               (IN THOUSANDS)              (IN THOUSANDS)

Minimum fees..........     $  1,948      $ 1,816       $ 5,622       $ 3,773
Contingent fees.......       21,753       20,889        69,887        67,299
                           -------       -------       -------       -------
  Total...............     $23,701       $22,705       $75,509       $71,072
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

     In August 2003, an executive officer of Finlay was issued Common Stock subject to restrictions ("Restricted Stock") in the amount of 50,000 shares, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of the Holding Company's stockholders'
equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $25,000.
Amortization for each of the thirty-nine week periods ended October 28, 2006 and
October 29, 2005 totaled approximately $75,000.

     In October 2003, certain executives of Finlay were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. However, such shares are not considered outstanding.
Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $30,000. Amortization for each of the thirty-nine week periods ended October 28, 2006 and October 29, 2005 totaled approximately $90,000.

     In April 2004, certain executives of Finlay were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock became fully vested in April 2006 and was accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $0.6 million has been amortized over two years. Amortization for the thirty-nine weeks ended October 28, 2006 totaled approximately $79,000.
Amortization for the thirteen weeks and thirty-nine weeks ended October 29, 2005 totaled approximately $79,000 and $236,000, respectively. In May 2006, 32,500 shares of Common Stock were issued to these executives.

     In April 2005, certain executives of Finlay were awarded a total of 48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. However, such shares are not considered outstanding.
Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $47,000. Amortization for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 totaled approximately $141,000 and $94,000, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG -TERM INCENTIVE PLANS AND OTHER (CONTINUED)

maximum aggregate value is $200,000. Compensation expense related to his 2005 stock incentive compensation totaled $0.2 million and, in April 2006, 21,594 shares of Common Stock were issued. Compensation expense related to the 2006 stock incentive totaled approximately $50,000 and $150,000, respectively, for the thirteen weeks and thirty-nine weeks ended October 28, 2006.

     Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. The
Restricted Stock becomes fully vested after two years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. In February 2006, 54,437 shares were issued to the executive officer and compensation expense is being recognized ratably over the vesting period of two years. Compensation expense for the thirteen weeks and thirty-nine weeks ended October 28, 2006 totaled approximately $62,000 and
$187,000, respectively.

NOTE 8 - STOCK-BASED COMPENSATION

     Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), as
interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006,
we had accounted for stock options according to the provisions of Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during the thirteen weeks and thirty-nine weeks ended October 28, 2006 includes amortization of the remaining unvested portion of the stock option awards granted prior to January
29, 2006, based on the estimated fair value.

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

     During the thirteen weeks and thirty-nine weeks ended October 28, 2006, we recognized approximately $24,000 and $95,000, respectively, in share-based compensation expense. The grant date fair value was calculated using the
Black-Scholes option valuation model. No compensation expense was recognized prior to January 29, 2006. Had compensation expense for the Holding Company's share-based plans been determined consistent with SFAS No. 123R during 2005, our net loss would have been reduced to the following pro forma amounts (in thousands):

                                                            THIRTEEN    THIRTY-NINE
                                                          WEEKS ENDED   WEEKS ENDED
                                                          OCTOBER 29,   OCTOBER 29,
                                                              2005          2005
                                                          -----------   -----------

Reported net loss .....................................     $(6,874)     $(84,508)
Add: Stock-based employee compensation expense
   determined under the fair value method, net of tax..        (142)         (538)
Deduct: Stock-based employee compensation expense
   included in reported net loss, net of tax...........         107           434
                                                            -------      --------
Pro forma net loss.....................................     $(6,909)     $(84,612)
                                                            =======      ========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (CONTINUED)

     The fair value of options granted in 2005 was estimated using the
Black-Scholes option pricing model based on the weighted average market price at the grant date of $13.12 and the following weighted average assumptions: risk free interest rate of 4.20%, expected life of seven years, expected dividend rate of 0% and volatility of 59.45%. The weighted average fair value of options granted in 2005 was $4.64.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Holding Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

     There were no options granted during the thirteen weeks and thirty-nine weeks ended October 28, 2006.

     The following table summarizes the changes in the Holding Company's stock options outstanding during the thirty-nine weeks ended October 28, 2006:

                                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                 ----------------------------------------------------------  ---------------------------------------
                                                  WTD. AVG.                   AGGREGATE                    AVERAGE     AGGREGATE
                                    NUMBER        REMAINING     WTD. AVG.     INTRINSIC         NUMBER    EXERCISE     INTRINSIC
                                 OUTSTANDING  CONTRACTUAL LIFE  EX. PRICE  VALUE (000'S)(1)  EXERCISABLE    PRICE   VALUE (000'S)(1)
                                 -----------  ----------------  ---------  ----------------  -----------  --------  ----------------

Balance at January 28, 2006...    1,068,634         3.20          $12.11         $563         1,029,634    $12.28          $475
Granted ......................           --           --              --           --                --        --            --
Exercised ....................       (1,000)          --            8.25            2            (1,000)     8.25             2
Vested .......................           --           --              --           --            39,000      7.05            --
Forfeited ....................      (22,800)          --           12.46           --           (22,800)    12.46            --
                                  ---------         ----          ------         ----         ---------    ------          ----
Balance at October 28, 2006...    1,044,834         2.46          $12.10         $ 10         1,044,834    $12.10          $ 10
                                  =========         ====          ======         ====         =========    ======          ====

-------------------
(1)  The aggregate intrinsic values in the table above are based on the closing price of the Holding Company's Common Stock as of the last business day of the periods ended January 28, 2006 and October 28, 2006, which were $9.33 and $7.10, respectively.

     The following table summarizes the changes in restricted stock outstanding during the thirty-nine weeks ended October 28, 2006:

                                                             WTD.
                                                             AVG.
                                             RESTRICTED   GRANT DATE
                                              STOCK (1)   FAIR VALUE
                                             ----------   ----------
            Balance at January 28, 2006...     137,050      $15.06
            Granted.......................      54,437        9.19
            Vested........................     (32,500)      19.35
            Cancelled.....................          --          --
                                               -------      ------
            Balance at October 28, 2006...     158,987      $12.17
                                               =======      ======

-------------------
(1)  Refer to Note 7 for additional information regarding restricted stock.

     The following table summarizes the changes in restricted stock units outstanding during the thirty-nine weeks ended October 28, 2006:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (CONTINUED)

                                             RESTRICTED    WTD. AVG.
                                               STOCK      GRANT DATE
                                              UNITS(1)    FAIR VALUE
                                             ----------   ----------
            Balance at January 28, 2006...    216,730       $15.09
            Awarded ......................    128,022         9.64
            Shares issued ................     (8,072)       13.17
            Cancelled ....................     (1,612)       14.25
                                              -------       ------
            Balance at October 28, 2006...    335,068       $13.06
                                              =======       ======

-------------------
(1)  Refer to Note 9 for additional information regarding restricted stock units.

NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors of the Holding Company adopted the
Executive Deferred Compensation and Stock Purchase Plan and the Director
Deferred Compensation and Stock Purchase Plan (the "RSU Plans"), which were approved by the Holding Company's stockholders on June 19, 2003. Under the RSU
Plans, key executives of Finlay and the Holding Company's non-employee directors, as directed by the Holding Company's Compensation Committee, are
eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the
RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company. As of October 28,
2006, 344,752 RSUs have been awarded under the RSU Plans, of which 8,072 shares have been issued and 1,612 RSUs have been forfeited. Amortization for the thirteen weeks ended October 28, 2006 and October 29, 2005 totaled approximately
$178,000 and $146,000, respectively. Amortization for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 totaled approximately $501,000 and
$394,000, respectively.

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER

     In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of October 28, 2006, we operated a total of
347 departments in five of Federated's eight divisions, as follows:

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

                          Macy's South (1)       140
                          Macy's Midwest (2)      84
                          Macy's North (3)        54
                          Macy's Northwest (4)    38
                          Bloomingdale's          31
                                                 ---
                          Total                  347
                                                 ===

-------------------
(1)  Primarily comprised of the former Rich's-Macy's/Lazarus-Macy's/Goldsmith's-
     Macy's division of Federated and certain of May's former Foley's and
     Hecht's stores.

(2)  Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and
     Kaufmann's divisions of May.

(3)  Primarily comprised of the former Marshall Fields's division of May.

(4)  Primarily comprised of the former Bon-Macy's division of Federated and certain of May's former Meier & Frank stores.

     During the first half of 2006, 194 stores have either been divested or phased into the Macy's East or Macy's West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). See Note 14 for
additional information regarding discontinued operations. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately
$4.0 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of
Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the thirty-nine weeks ended October 28, 2006. These costs are included in SG&A for continuing operations in the accompanying Consolidated Statements of Operations.

     In May 2006, the Holding Company announced that Belk, Inc. ("Belk") will not renew our license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.5 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close. Additionally, we intend to record charges totaling approximately $0.1 million related to the accelerated depreciation of fixed assets and severance through the date of the department closings.

     In October 2006, Belk acquired Parisian from Saks Incorporated. We will continue to operate the Parisian departments through August 4, 2007. In 2005, we generated sales of approximately $20.0 million from our 32 Parisian departments.
During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. These costs are included in continuing operations in the accompanying
Consolidated Statements of Operations and will be reclassified to discontinued
operations when the departments close. Additionally, we intend to record charges totaling $0.2 million related to the accelerated depreciation of fixed assets through the dates of the department closings.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

     In January 2006, Federated announced its intention to divest its Lord &
Taylor division prior to the end of 2006. In October 2006, the Lord & Taylor division was sold to NRDC Equity Partners, LLC. Our new agreement with Lord &
Taylor is three years in length expiring January 30, 2010, and covers 49 stores.

     Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment
(in thousands):

                                                  SEVERANCE AND
                                                   TERMINATION
                                                    BENEFITS
                                                  -------------
                 Balance at January 29, 2005...      $   168
                 Charges.......................        1,233
                 Payments......................         (143)
                                                     -------
                 Balance at January 28, 2006...        1,258
                 Charges (1)...................        3,149
                 Payments......................       (4,076)
                                                     -------
                 Balance at October 28, 2006...      $   331
                                                     =======

-------------------
(1)  Includes $2.1 million of charges recorded in discontinued operations and
     $1.0 million of charges recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of December 1, 2006, we are not a party to any legal proceedings that individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by Federated
(including those stores previously owned by May) accounted for 66% of our sales
(excluding Lord & Taylor, which was recently sold to NRDC Equity Partners LLC).
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
2005.

     We have not provided any third-party financial guarantees as of October 28,
2006 and January 28, 2006.

NOTE 12 - CARLYLE & CO. JEWELERS ACQUISITION

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

     The following consolidated pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of 2005
(dollars in thousands):

                                                       THIRTY-NINE
                                                       WEEKS ENDED
                                                       OCTOBER 29,
                                                          2005
                                                       -----------
             Sales .................................    $ 484,329
             Loss from continuing operations (a)....      (91,016)
             Net loss (a)...........................      (85,817)

-------------------
(a)  The loss from continuing operations and net loss for the thirty-nine weeks ended October 29, 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill. See Note 15.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT INFORMATION

     Commencing with the Carlyle acquisition in May 2005, in accordance with
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information" we have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

     The following table provides segment level financial information for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005
(dollars in thousands):

                             THIRTEEN WEEKS ENDED         THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                              OCTOBER 28, 2006             OCTOBER 29, 2005             OCTOBER 28, 2006
                         ---------------------------  ---------------------------  ---------------------------
                          FINLAY   CARLYLE    TOTAL    FINLAY   CARLYLE    TOTAL    FINLAY   CARLYLE    TOTAL
                         --------  -------  --------  --------  -------  --------  --------  -------  --------

Sales .................  $129,285  $18,986  $148,271  $124,653  $15,922  $140,575  $413,912  $56,501  $470,413
Depreciation and
   amortization .......     3,942      168     4,110     3,867      112     3,979    11,428      459    11,887
Income (loss) from
   operations .........    (6,924)    (431)   (7,355)   (5,709)    (534)   (6,243)  (14,077)     838   (13,239)
Total assets ..........   438,883   80,052   518,935   496,186   67,855   564,041   438,883   80,052   518,935
Capital expenditures ..     2,624      798     3,422     4,481    1,052     5,533     8,147    1,734     9,881

                             THIRTY-NINE WEEKS ENDED
                                OCTOBER 29, 2005
                         ------------------------------
                          FINLAY   CARLYLE(1)    TOTAL
                         --------  ----------  --------

Sales .................  $401,181    $29,849   $431,030
Depreciation and
   amortization .......    11,004        174     11,178
Income (loss) from
   operations .........   (88,685)      (421)   (89,106)
Total assets ..........   496,186     67,855    564,041
Capital expenditures ..     8,364      1,518      9,882

-------------------
(1)  The segment level financial information for Carlyle represents the period from the date of the acquisition in mid-May 2005 through October 29, 2005.

     Additionally, our sales mix by merchandise category was as follows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollars in thousands):

                                       THIRTY-NINE WEEKS ENDED
                --------------------------------------------------------------------
                         OCTOBER 28, 2006                   OCTOBER 29, 2005
                ---------------------------------  ---------------------------------
                      FINLAY           CARLYLE          FINLAY         CARLYLE (2)
                ----------------  ---------------  ----------------  ---------------
                           % OF             % OF              % OF             % OF
                 SALES     SALES   SALES    SALES    SALES    SALES   SALES    SALES
                --------  ------  -------  ------  --------  ------  -------  ------

Diamonds .....  $105,603   25.5%  $14,570   25.8%  $102,784   25.6%  $ 7,822   26.2%
Gold .........    78,675   19.0       589    1.0     79,058   19.7       515    1.7
Gemstones ....    86,832   21.0     4,810    8.5     84,151   21.0     1,606    5.4
Watches ......    56,939   13.8    24,489   43.3     56,070   14.0    12,640   42.3
Designer .....    30,274    7.3     7,725   13.7     25,443    6.3     4,831   16.2
Other (1) ....    55,589   13.4     4,318    7.7     53,675   13.4     2,435    8.2
                --------  -----   -------  -----   --------  -----   -------  -----
Total Sales ..  $413,912  100.0%  $56,501  100.0%  $401,181  100.0%  $29,849  100.0%
                ========  =====   =======  =====   ========  =====   =======  =====

-------------------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

(2)  Sales by merchandise category for Carlyle represent the period from the date of the acquisition in mid-May 2005 through October 29, 2005.

NOTE 14 - DISCONTINUED OPERATIONS

     As a result of the store closings associated with the Federated/May merger, the results of operations of the 194 departments closed during the first half of
2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended October 28,
2006 and October 29, 2005 and the thirty-nine weeks ended October 28, 2006 and
October 29, 2005. All 194 of the departments closed, operated in our department store based fine jewelry department segment.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCONTINUED OPERATIONS (CONTINUED)

     A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

                                                    THIRTEEN WEEKS            THIRTY-NINE WEEKS
                                                        ENDED                       ENDED
                                              -------------------------   -------------------------
                                              OCTOBER 28,   OCTOBER 29,   OCTOBER 28,   OCTOBER 29,
                                                 2006          2005          2006          2005
                                              -----------   -----------   -----------   -----------

Sales .....................................       $ --        $42,686       $105,930      $137,695
Income before income taxes (1) (2) ........        420            747         10,867         8,595
Discontinued operations, net of tax (3) ...        253            452          6,573         5,200

-------------------
(1)  Includes an allocation of $0.4 million of interest expense related to the
     Revolving Credit Agreement for the thirteen weeks ended October 29, 2005.
     Includes an allocation of $0.4 million and $0.7 million of interest expense related to the Revolving Credit Agreement for the thirty-nine weeks ended
     October 28, 2006 and October 29, 2005, respectively.

(2)  The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the
     Senior Notes.

(3)  Included in discontinued operations, net of tax, for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 are charges totaling $2.4 million and $1.1 million, respectively, associated with accelerated depreciation of fixed assets and severance.

NOTE 15 - GOODWILL IMPAIRMENT IN 2005

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

     The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding
Carlyle), including any unrecognized intangible assets as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of loss from continuing operations in the accompanying Consolidated
Statements of Operations for the thirty-nine weeks ended October 29, 2005, which eliminated all of the goodwill on our balance sheet.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

     Subsequent to the issuance of our interim consolidated financial statements for the thirty-nine weeks ended October 29, 2005, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the Consolidated Statement of Cash
Flows. As a result, the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2005 has been restated to reflect the repayment of the debt in accordance with SFAS No. 95, "Statement of Cash Flows" ("SFAS No. 95")
as cash used in financing activities rather than operating activities. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in the statement of cash flows are as follows (in thousands):

                                                      AS
                                                  PREVIOUSLY
                                                   REPORTED    ADJUSTMENT   AS RESTATED
                                                  ----------   ----------   -----------

THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005:
Net cash used in operating activities..........   $(159,597)    $ 17,137     $(142,460)
Net cash provided by financing activities......     138,084      (17,137)      120,947

NOTE 17 - SUBSEQUENT EVENTS

     On November 30, 2006, we completed a stock purchase for the acquisition of
L. Congress, Inc. ("Congress"). Congress is a privately-owned regional chain of five jewelry stores (one of which opened in November 2006) located in southwest
Florida, with annual sales of approximately $23.0 million in 2006 and a focus on the luxury market.

     Effective as of November 29, 2006, we entered into an agreement to terminate and retire the obligation under the Gold Consignment Agreement.
Termination of the Gold Consignment Agreement requires us to return the outstanding consigned gold or purchase the outstanding gold at the prevailing gold rate in effect on the date of termination. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The purchased gold will be reflected as inventory on our
Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the
Revolving Credit Agreement, which brought the borrowings under the Revolving
Credit Agreement to approximately $175.5 million at December 4, 2006.

     We considered many factors when evaluating whether to terminate the Gold
Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an asset program working directly with our vendors. In addition, the termination simplifies our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we will convert our consignment inventory to asset on our Consolidated Balance Sheets and eliminate our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition
and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in
Item 1 of this report. This MD&A is organized as follows:

     1    EXECUTIVE OVERVIEW - This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

     2    RESULTS OF OPERATIONS - This section provides an analysis of the significant line items on the Consolidated Statements of Operations.

     3    LIQUIDITY AND CAPITAL RESOURCES - This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

     4    SEASONALITY - This section describes the effects of seasonality on our business.

     5    CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Form 10-K.

     6    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

     This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations through the first half of 2006.

     Additionally, the following MD&A gives effect to the restatement of our
Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29,
2005 to reflect the repayment of the Carlyle debt in accordance with SFAS No. 95 as cash used in financing activities rather than operating activities (See Note
16).

     In May 2005, we completed the acquisition of Carlyle and its subsidiaries.
The purchase price was approximately $29.0 million, plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the purchase, Carlyle's revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Carlyle's results of operations are included in the accompanying
Consolidated Statements of Operations since the date of acquisition.

     On November 30, 2006, we completed a stock purchase for the acquisition of
Congress. Congress is a privately-owned regional chain of five jewelry stores
(one of which opened in November 2006) located in southwest Florida, with annual sales of approximately $23.0 million in 2006. Unless otherwise indicated, the following discussion excludes Congress, as the acquisition occurred subsequent to October 28, 2006.

     The 194 stores that have either been divested or phased into the Macy's
East or Macy's West divisions during the first half of 2006, as a result of the
Federated/May merger, have been accounted for

as discontinued operations in the accompanying Consolidated Statements of
Operations and, unless otherwise indicated, the following discussion relates to our continuing operations.

     As a result of the consolidation of our host stores and the loss of certain host store license agreements, we are not projecting to be in compliance with our financial covenants after February 3, 2007. We are currently in the process of negotiating an amendment to our Revolving Credit Agreement to eliminate the majority of the financial covenants. There can be no assurances that the
Revolving Credit Agreement will be amended. See Note 5 for information regarding the Revolving Credit Agreement.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. We have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. As of October 28,
2006, we operated a total of 819 locations, including 785 Finlay departments in
12 host store groups, in 39 states and the District of Columbia, as well as 34
Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States.

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

     Carlyle operates 34 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park
Promenade trade names. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. The Carlyle stores offer a compelling shopping environment for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Carlyle strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of its merchandise assortments and extending credit to its customers through its credit card programs which are managed by a third-party.

     We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with how they are computed:

     o    Comparable store sales (stores open for the same months during the comparable period) growth computed as the percentage change in sales for stores open for the same months during the

          comparable periods. Comparable store sales are measured against our host store groups as well as other jewelry retailers;

     o    Total net sales growth (current period total net sales minus prior period total net sales divided by prior period total net sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations on which management focuses include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

THIRD QUARTER HIGHLIGHTS

     Total sales were $148.3 million for the thirteen weeks ended October 28,
2006 compared to $140.6 million for the thirteen weeks ended October 29, 2005, an increase of 5.5%. Total sales for the third quarter of 2006 included $19.0 million of sales generated by Carlyle compared to $15.9 million in 2005.
Comparable store sales increased 4.0%. Gross margin increased by $0.6 million compared to 2005, and, as a percentage of sales, gross margin decreased by 2.2%
from 49.0% to 46.8%, primarily due to the increase in the LIFO provision as a result of increases in our internal price indices as well as the increased price of gold. SG&A increased $1.5 million and, as a percentage of sales, SG&A decreased 1.6% from 50.6% to 49.0% due to Finlay's leveraging of advertising and field payroll expenses as well as corporate office cost savings. Borrowings under the Revolving Credit Agreement decreased by $65.3 million at October 28,
2006 as compared to October 29, 2005 as a result of the generation of cash over the last twelve months, coupled with the reduction in inventory levels for store closings. Maximum outstanding borrowings during the thirteen weeks ended October
28, 2006 were $85.4 million, at which point the available borrowings under the
Revolving Credit Agreement were an additional $127.9 million.

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
The agreement is three years in length expiring January 31, 2009, and covers approximately 316 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector. The

agreement has no impact on the Bloomingdale's division whose license agreement, covering 31 departments, currently runs through January 30, 2010.

     In January 2006, Federated announced its intention to divest its Lord &
Taylor division prior to the end of 2006. In October 2006, the Lord & Taylor division was sold to NRDC Equity Partners LLC. Our new agreement with Lord &
Taylor is three years in length expiring January 30, 2010, and covers 49 stores.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value, such as the acquisition of Carlyle in May 2005 and
Congress in November 2006.

     Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments.
Such opportunities exist within Dillard's and over the past three years, we have added 25 departments in Dillard's. During the thirty-nine weeks ended October
28, 2006, we opened 14 departments within Dillard's and we added one department in the fourth quarter of 2006. Moreover, we opened four departments with
Federated during the fourth quarter of 2006, including two Bloomingdale's stores and two stores with Macy's North. Further, we opened one new Carlyle store in
July 2006 and another store in October 2006. Finally, we project opening one new
Carlyle store in 2007. Through expanding in new Bloomingdale's departments,
Carlyle and Congress stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

     We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable store sales;

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

RISKS AND UNCERTAINTIES

     The risks and challenges facing our business include:

     o    Dependence on or loss of certain host store relationships; and

     o    Host store consolidation.

     As of October 28, 2006, we operated a total of 347 departments in five of
Federated's eight divisions, which excludes 194 departments either divested or phased into the Macy's East or Macy's West divisions during the first half of
2006. In 2005, we generated sales of $241.0 million from these 194 departments.
In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of $4.0 million related to the accelerated depreciation of fixed assets and severance for our field operations. These costs are included in discontinued
operations in the accompanying Consolidated Statements of Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the thirty-nine weeks ended October 28,
2006. These costs are included in SG&A for continuing operations in the accompanying Consolidated Statements of Operations. The results of operations of the 194 departments closed during the first half of 2006 have been classified as discontinued operations in accordance with SFAS No. 144.

     During 2005, approximately 67% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by
May (excluding Lord & Taylor, which was recently sold to NRDC Equity Partners
LLC). A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores could have a material adverse effect on our business and financial condition.

     In May 2006, the Holding Company announced that Belk will not renew our license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, will result in the closure of 75 departments. In 2005, we generated sales of approximately
$43.5 million from the Belk departments. During the thirty-nine weeks ended
October 28, 2006, we recorded charges of approximately $0.5 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close. Additionally, we intend to record charges totaling approximately $0.1 million related to the accelerated depreciation of fixed assets and severance through the date of the department closings.

     Further, in October 2006, Belk acquired Parisian from Saks Incorporated. We will continue to operate the Parisian departments through August 4, 2007. In
2005, we generated sales of approximately $20.0 million from our 32 Parisian departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close. Additionally, we intend to record charges totaling approximately $0.2 million related to the accelerated depreciation of fixed assets through the date of the department closings.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                     THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                  -------------------------   --------------------------
                                                  OCTOBER 28,   OCTOBER 29,    OCTOBER 28,   OCTOBER 29,
                                                     2006          2005            2006          2005
                                                  -----------   -----------   ------------   -----------

STATEMENT OF OPERATIONS DATA:
Sales .........................................         100.0%        100.0%         100.0%        100.0%
Cost of sales .................................          53.2          51.0           52.1          50.5
                                                  -----------   -----------   ------------   -----------
   Gross margin ...............................          46.8          49.0           47.9          49.5
Selling, general and administrative expenses ..          49.0          50.6           48.2          49.7
Depreciation and amortization .................           2.8           2.8            2.5           2.6
Impairment of goodwill ........................            --            --             --          17.9
                                                  -----------   -----------   ------------   -----------
Loss from operations ..........................          (5.0)         (4.4)          (2.8)        (20.7)
Interest expense, net .........................           4.1           4.4            3.6           3.8
Other expense .................................            --            --             --            --
                                                  -----------   -----------   ------------   -----------
Loss from continuing operations before
   income taxes ...............................          (9.1)         (8.8)          (6.4)        (24.5)
Benefit for income taxes ......................          (3.6)         (3.6)          (2.5)         (3.7)
                                                  -----------   -----------   ------------   -----------
Loss from continuing operations ...............          (5.5)         (5.2)          (3.9)        (20.8)
Discontinued operations, net of tax ...........           0.2           0.3            1.4           1.2
                                                  -----------   -----------   ------------   -----------
Net loss ......................................          (5.3)%        (4.9)%         (2.5)%       (19.6)%
                                                  ===========   ===========   ============   ===========

THIRTEEN WEEKS ENDED OCTOBER 28, 2006 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER
29, 2005

     SALES. Sales for the thirteen weeks ended October 28, 2006 increased $7.7 million, or 5.5%, compared to 2005. Sales include $129.3 million from the Finlay departments which represented a 3.7% increase compared to the $124.7 million in sales for the thirteen weeks ended October 29, 2005. Additionally, sales include
$19.0 million generated by Carlyle in the 2006 period compared to $15.9 million in the 2005 period. Comparable store sales increased 4.0%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using our host store groups' proprietary customer lists for targeted marketing; and
(iv) positioning our departments as a "destination location" for fine jewelry.

     During the thirteen weeks ended October 28, 2006, we opened seven Finlay departments within existing host store groups and two Carlyle stores.
Additionally, we closed eight Finlay departments. The openings within our department store based fine jewelry operations were comprised of the following:

                                                    NUMBER OF
                             STORE GROUP            LOCATIONS
                    -----------------------------   ---------
                    Dillard's....................        1
                    Federated....................        4
                    Other........................        2
                                                       ---
                       Total.....................        7
                                                       ===

The closings within our department store based fine jewelry departments were comprised of the following:

                                    NUMBER OF
        STORE GROUP                 LOCATIONS                              REASON
-----------------------------   ----------------   ------------------------------------------------------

Belk.........................           6          Department closings within existing host store groups.
Other........................           2          Department closings within existing host store groups.
                                ----------------
   Total.....................           8
                                ================

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $3.9 million, or 45.7%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $1.1 million, or
3.6%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $0.6 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 2.2% from 49.0% to
46.8%. The components of this decrease in gross margin are as follows:

           COMPONENT                %                                    REASON
------------------------------   ------   --------------------------------------------------------------------

Merchandise cost of sales.....    (0.7)%  Increase  in  merchandise  cost of  sales  is due to the  increased price  of gold,  which  had an  approximate  0.7%  impact  on gross margin  as well as the mix of  sales  with  increased  sales in the diamond,  designer  and  clearance  categories,  which  have  lower margins than other categories.
LIFO..........................            Increase in the LIFO  provision is due to increases in our internal
                                   (0.9)  price indices.
Other.........................     (0.6)  Increase in various other components of cost of sales.
                                 ------
   Total decrease.............     (2.2)%
                                 ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $1.5 million, or 2.2%. As a percentage of sales, SG&A decreased by 1.6% from 50.6% to
49.0%. The components of this decrease in SG&A are as follows:

           COMPONENT                %                                    REASON
------------------------------   ------   --------------------------------------------------------------------

Net advertising...............      0.5%  Decrease is primarily due to lower gross advertising expenditures.
License and lease fees........      0.2   Decrease  is  primarily  due to the change in the mix of host store group sales.
Payroll expense...............      0.3   Decrease in payroll is due to the leveraging of field payroll.
Other.........................      0.6   Decrease  is  primarily  due  to  corporate  office  cost  savings, including  staff  reductions,  as a  result  of  expense  reduction initiatives.
                                 ------
   Total decrease.............      1.6%
                                 ======

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.1 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as accelerated depreciation costs associated with the Belk and Parisian future store closings, offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense increased by $0.1 million primarily due to an increase in the weighted average interest rate (8.2% for the period in
2006 compared to 7.3% for the comparable period in 2005). Average borrowings decreased from $328.9 million for the 2005 period to $275.4 million for the 2006 period.

     OTHER EXPENSE. Other expense for the 2005 period includes approximately
$79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

     BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. The 2005 period includes a benefit of approximately $0.2 million related to a refund of foreign taxes.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Federated stores closed during the first half of 2006. Sales related to these departments totaled $42.7 million for the thirteen weeks ended
October 29, 2005. Net income from discontinued operations for the thirteen weeks ended October 28, 2006 and October 29, 2005 totaled $0.3 million and $0.5 million, respectively.

     NET LOSS. Net loss of $7.9 million for the 2006 period compares to a net loss of $6.9 million in the prior period as a result of the factors discussed above.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 COMPARED WITH THIRTY-NINE WEEKS ENDED
OCTOBER 29, 2005

     SALES. Sales for the thirty-nine weeks ended October 28, 2006 increased
$39.4 million, or 9.1%, compared to 2005. Sales include $413.9 million from the
Finlay departments which represented a 3.2% increase compared to the $401.2 million in sales for the thirty-nine weeks ended October 29, 2005. Sales also include $56.5 million generated by Carlyle in the 2006 period compared to $29.8 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through October 29, 2005). In addition, comparable store sales increased 2.8%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing initiatives discussed above.

     During the thirty-nine weeks ended October 28, 2006, we opened 21 Finlay departments within existing host store groups and two Carlyle stores.
Additionally, during the thirty-nine weeks ended October 28, 2006, we closed 213
Finlay departments. The openings within our department store based fine jewelry operations were comprised of the following:

                                                 NUMBER OF
                              STORE GROUP        LOCATIONS
                         ---------------------   ---------
                         Dillard's ...........       14
                         Federated ...........        4
                         Other ...............        3
                                                    ---
                            Total ............       21
                                                    ===

     The closings within our department store based fine jewelry departments were comprised of the following:

                     NUMBER OF
    STORE GROUP      LOCATIONS                        REASON
------------------   ---------   ----------------------------------------------
Federated ........      194      Stores were divested or phased into the Macy's
                                 East or Macy's West divisions as a result of
                                 the Federated/May merger and are included in
                                 discontinued operations.
Belk .............        6      Department closings within existing host store
                                 groups.
Other ............       13      Department closings within existing host store
                                 groups.
                        ---
   Total .........      213
                        ===

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $4.8 million, or 19.0%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $2.8 million, or
2.7%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $11.8 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 1.6% from 49.5% to
47.9%. The components of this net decrease in gross margin are as follows:

          COMPONENT               %                      REASON
-----------------------------   -----   ----------------------------------------
Merchandise cost of sales ...   (1.2)%  Increase in merchandise cost of sales is
                                        due to the increased price of gold as
                                        well as the mix of sales with increased
                                        sales in the diamond, designer and
                                        clearance categories, which have lower
                                        margins than other categories.
LIFO ........................   (0.4)   Increase in the LIFO provision is due to
                                        increases in our internal price indices.
                                ----
   Total decrease ...........   (1.6)%
                                ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses.

SG&A increased $12.5 million, or 5.9%. As a percentage of sales, SG&A decreased by 1.5% from 49.7% to 48.2%. The components of this decrease in SG&A are as follows:

          COMPONENT               %                     REASON
-----------------------------   ----   ---------------------------------------
Net advertising .............    0.2%  Decrease is primarily due to lower
                                       gross advertising expenditures.
License and lease fees ......    0.4   Decrease is primarily due to Carlyle's
                                       significantly lower rent structure as a
                                       percentage of sales compared to
                                       Finlay's licensed department business.
Payroll expense .............    0.5   Decrease in payroll expense is due to
                                       the leveraging of field payroll.
Central office severance
   and other costs ..........   (0.3)  Increase is primarily due to central
                                       office severance and other closing
                                       related expenses.
Other .......................    0.7   Decrease is primarily due to corporate
                                       office cost savings, including staff
                                       reductions, as a result of expense
                                       reduction initiatives.
                                ----
   Total decrease ...........    1.5%
                                ====

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.7 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as accelerated depreciation costs associated with the Belk and Parisian future store closings, offset by the effect of certain assets becoming fully depreciated.

     IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS
No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the thirty-nine weeks ended October 29, 2005.

     INTEREST EXPENSE, NET. Interest expense increased by $0.6 million primarily due to an increase in the weighted average interest rate (8.2% for the period in
2006 compared to 7.6% for the comparable period in 2005). Average borrowings decreased from $275.6 million for the 2005 period to $260.5 million for the 2006 period.

     OTHER EXPENSE. Other expense for the 2005 period includes approximately
$79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

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

     DISCONTINUED OPERATIONS. Discontinued operations for the current year includes the results of operations for the twenty-six weeks ended July 29, 2006 of the 194 Federated stores closed during the first half of 2006 compared to the thirty-nine weeks ended October 29, 2005. Sales related to these 194 departments totaled $105.9 million for the thirty-nine weeks ended October 28, 2006 compared to $137.7 million for the comparable period in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 4.4% from
50.7% for 2005 to 46.3% for 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the thirty-nine weeks ended October 28, 2006 was $6.6 million compared to net income from discontinued operations of $5.2 million during the comparable period in
2005. The net income from discontinued operations for the thirty-nine weeks ended October 28, 2006 includes $2.4 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

     NET LOSS. Net loss of $11.8 million for the 2006 period compares to a net loss of $84.5 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of October 28, 2006 and January
28, 2006 is presented in the following table:

                                             OCTOBER 28,   JANUARY 28,
                                                 2006          2006
                                             -----------   -----------
                                               (DOLLARS IN THOUSANDS)
            Cash and cash equivalents ....     $  2,002      $ 27,498
            Working capital ..............      243,431       248,639
            Long-term debt ...............      200,000       200,000
            Stockholders' equity .........      100,518       112,568

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

     Cash flows provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were as follows:

                                                       THIRTY-NINE WEEKS ENDED
                                                     ---------------------------
                                                     OCTOBER 28,    OCTOBER 29,
                                                         2006           2005
                                                                   (AS RESTATED)
                                                     -----------   -------------
                                                        (DOLLARS IN THOUSANDS)
  Operating activities ...........................    $(97,623)      $(142,460)
  Investing activities ...........................      (9,881)        (38,596)
  Financing activities ...........................      82,008         120,947
                                                      --------       ---------
     Net decrease in cash and cash equivalents ...    $(25,496)      $ (60,109)
                                                      ========       =========

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $97.6 million for the thirty-nine weeks ended October 28, 2006. Accounts receivable decreased primarily as a result of lower sales volume in October 2006 compared to the prior year, the timing of host store settlement checks at the quarter end and the impact of the deferred billing program with May in the prior year.
Additionally, accounts payable decreased as a result of significantly lower inventory receipts, as we utilized merchandise from our closing stores to redistribute to our go-forward stores. Further, consignment sales decreased resulting in a decrease in accounts payable. Net cash flows used in operating activities were $142.5 million for the thirty-nine weeks ended October 29, 2005.

     Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $243.4 million at October 28, 2006, a decrease of
$5.2 million from January 28, 2006.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels as of October 28, 2006 decreased by $13.5 million, or 3.6%, as compared to October 29, 2005, and included $70.6 million of inventory related to Carlyle at October 28, 2006.
Excluding Carlyle, Finlay's inventory decreased by $24.1 million or 7.6%.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle in 2005, which accounted for
$28.7 million of cash invested in the 2005 period, were $9.9 million and $38.6 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $82.0 million for the thirty-nine weeks ended October 28, 2006, consisting primarily of proceeds from, and principal payments on, the Revolving
Credit Facility. Net cash provided from financing activities was $120.9 million for the thirty-nine weeks ended October 29, 2005 and reflects $17.1 million related to the payment of Carlyle debt assumed upon acquisition in May 2005.

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.5% and 5.6% for the

thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. We are currently in the process of negotiating an amendment to the Revolving Credit
Agreement to eliminate the majority of the financial covenants. There can be no assurances that the Revolving Credit Agreement will be amended.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $67.8 million at October 28, 2006, compared to a zero balance at January 28, 2006 and $133.1 million at October 29, 2005.
The average amounts outstanding under the Revolving Credit Agreement were $60.5 million and $75.6 million for the thirty-nine weeks ended October 28, 2006 and
October 29, 2005, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2006 was $85.4 million, at which point the available borrowings were an additional $127.9 million. At October 28, 2006 we had letters of credit outstanding totaling $11.7 million, which guarantee various trade activities.

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

     On November 30, 2006, we completed a stock purchase for the acquisition of
Congress. Congress is a privately-owned regional chain of five jewelry stores
(one of which opened in November 2006) located in southwest Florida, with annual sales of approximately $23.0 million in 2006 and a focus on the luxury market.

     A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including payments required pursuant to the Balance Reduction
Requirement. As of October 28, 2006, our outstanding borrowings were $267.8 million, which included a $200.0 million balance under the Senior Notes and a
$67.8 million balance under the Revolving Credit Agreement, compared to $333.1 million as of October 29, 2005.

     Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive covenants including financial covenants. In addition, we are a party to the Gold Consignment
Agreement, which also contains certain covenants. Although we are in compliance with our financial covenants as of October 28, 2006, as a result of the
Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006.
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
Currently, our principal financing arrangements restrict the amount of annual distributions to the Holding Company. The amounts required to satisfy the aggregate of our interest expense totaled $12.1 million and $12.5 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of October 28, 2006, $308.3 million of consignment merchandise from approximately 300 vendors was on hand as compared to $360.3 million at October 29, 2005. For 2005, we had an average balance of consignment merchandise of $352.5 million. See Off-Balance Sheet
Arrangements for information regarding the termination of the Gold Consignment
Agreement.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources as of October 28, 2006 (dollars in thousands):

                                                              PAYMENTS DUE BY PERIOD
                                               ----------------------------------------------------
                                                          LESS THAN    1 - 3     3 - 5    MORE THAN
CONTRACTUAL OBLIGATIONS                          TOTAL     1 YEAR      YEARS     YEARS     5 YEARS
--------------------------------------------   --------   ---------   -------   -------   ---------

Long-Term Debt Obligations:
   Senior Notes (due 2012) (1) .............   $200,000    $     --   $    --   $    --    $200,000
Interest payments on Senior Notes ..........    100,500      16,750    33,500    33,500      16,750
Operating lease obligations (2) ............     28,778       5,753    10,036     6,259       6,730
Revolving Credit Agreement (due 2008) (3) ..     67,838      67,838        --        --          --
Gold Consignment Agreement (3) .............     49,383      49,383        --        --          --
Gold forward contracts .....................      7,232       7,232        --        --          --
Employment agreements ......................      6,792       3,504     3,288        --          --
Contractual bonuses (4) ....................        862          --       862        --          --
Letters of credit ..........................     11,694      11,444       250        --          --
                                               --------    --------   -------   -------    --------
   Total ...................................   $473,079    $161,904   $47,936   $39,759    $223,480
                                               ========    ========   =======   =======    ========

                                       36

-------------------
(1)  On June 3, 2004, we issued $200.0 million of Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)  The outstanding balance under the Revolving Credit Agreement at December 4,
     2006 was $175.5 million and does not include any amounts for interest. This balance includes the impact of terminating the Gold Consignment Agreement of approximately $49.9 million as well as the impact of the acquisition of
     Congress of approximately $16.0 million.

(4)  Represents a special bonus for four senior executives equal to 50% of the executives' salary if employed by Finlay on the dates specified in the respective employment agreements.

     The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $21.8 million and
$69.9 million for the thirteen weeks and thirty-nine weeks ended October 28,
2006, respectively, or variable costs such as maintenance, insurance and taxes.
Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of October 28, 2006 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirty-nine weeks ended October 28, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Gold Consignment Agreement enables us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, we amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our Revolving Credit
Agreement be extended on terms acceptable to the gold consignor), and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold
Consignment Agreement permits us to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 82,822 fine troy ounces, valued at approximately $49.4 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million in 2005. In the event this Agreement is terminated, we will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires us to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although we are in compliance with our financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 we amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment
Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006.

     Effective as of November 29, 2006, we entered into an agreement to terminate and retire the obligation under the Gold Consignment Agreement.
Termination of the Gold Consignment Agreement requires us to return the outstanding consigned gold or purchase the outstanding gold at the prevailing gold rate in effect on the date of termination. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The purchased gold will be reflected as inventory on our
Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the
Revolving Credit Agreement,

which brought the borrowings under the Revolving Credit Agreement to approximately $175.5 million at December 4, 2006.

     We considered many factors when evaluating whether to terminate the Gold
Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an asset program working directly with our vendors. In addition, the termination simplifies our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we will convert our consignment inventory to asset on our Consolidated Balance Sheets and eliminate our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, the Commission issued SAB No. 108. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain")
approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No.
108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the process of assessing the impact the adoption of SAB No. 108 will have on our consolidated financial statements.

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

     o    The impact of the termination of our Gold Consignment Agreement;

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

     Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in "Item 1A - Risk Factors", included in our Form 10-K for the year ended January 28, 2006.

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

     In 2006, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of October 28, 2006:

             CONTRACT
            SETTLEMENT   FINE TROY OUNCES   PREVAILING GOLD   CONTRACT FAIR
COMMODITY      DATE           OF GOLD       PRICE PER OUNCE    MARKET VALUE
---------   ----------   ----------------   ---------------   --------------
   Gold       1/31/07          2,000            $604.45        $1,208,900
   Gold       2/28/07          4,000            $607.18        $2,428,700
   Gold       3/30/07          3,000            $609.91        $1,829,700
   Gold       4/30/07          3,000            $612.65        $1,838,000

     Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.1 million and $0.5 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively.

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

     In connection with the preparation of our Form 10-K, as of January 28,
2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management concluded that the review, monitoring and analysis of the
Consolidated Statements of Cash Flows were ineffective, which caused a material weakness as of January 28, 2006. The material weakness related to an error that was made in the classification of the payment of Carlyle's debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the Consolidated
Statements of Cash Flows. This misclassification was corrected and is reflected properly in the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2005 and for the year ended January 28, 2006.

     We have subsequently implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our Consolidated Statements of Cash Flows will not recur. These enhancements include improving our review and oversight process relating to internal control over our Consolidated Statements of Cash Flows. These enhancements began during the preparation of our Form 10-K for the year ended
January 28, 2006 and have continued during 2006. We believe the controls have been effective during the period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  2.1         Agreement and Plan of Merger, dated May 19, 2005, by and among
              Finlay Fine Jewelry Corporation, FFJ Acquisition Corp., Carlyle &
              Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and
              Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on
              Form 8-K filed May 25, 2005).

  3.1         Certificate of Incorporation, as amended, of Finlay Jewelry
              (incorporated by reference to Exhibit 3.1 to the Registrant's
              Registration Statement on Form S-1 (Registration No. 33-59580)).

  3.2(a)      By-Laws of Finlay Jewelry (incorporated by reference to Exhibit
              4.1 to the Registrant's Current Report on Form 8-K filed June 10,
              1993).

  3.2(b)      Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q
              for the quarter ended November 1, 2003).

  10.2(c)     Amendment No. 3, dated September 25, 2006, to Finlay's Retirement
              Income Plan, as amended and restated June 2003.

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

Date: December 7, 2006                    FINLAY FINE JEWELRY CORPORATION

                                            By: /s/ Bruce E. Zurlnick
                                                --------------------------------
                                                Bruce E. Zurlnick
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer
                                                (As both a duly authorized
                                                officer of Registrant and as
                                                principal financial officer of
                                                Registrant)

