Form 10-Q
period 2007-08-04
FINLAY FINE JEWELRY CORP
filed 2007-09-13
CIK 898684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 4, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number: 33-59380

FINLAY FINE JEWELRY CORPORATION*
(Exact name of registrant as specified in its charter)

Delaware	13-3287757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

529 Fifth Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

As of September 7, 2007, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant’s parent, Finlay Enterprises, Inc., a Delaware corporation.

FINLAY FINE JEWELRY CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED AUGUST 4, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006

Sales	$148,004	$149,270
Cost of sales	79,628	78,295
Gross margin	68,376	70,975
Selling, general and administrative expenses	70,274	70,301
Depreciation and amortization	3,704	3,590
Loss from operations	(5,602)	(2,916)
Interest expense, net	6,414	5,599
Loss from continuing operations before income taxes	(12,016)	(8,515)
Benefit for income taxes	(3,559)	(3,365)
Loss from continuing operations	(8,457)	(5,150)
Discontinued operations, net of tax	87	1,165
Net loss	$(8,370)	$(3,985)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006

Sales	$310,875	$293,659
Cost of sales	166,133	152,816
Gross margin	144,742	140,843
Selling, general and administrative expenses	148,053	142,366
Depreciation and amortization	7,247	7,247
Loss from operations	(10,558)	(8,770)
Interest expense, net	12,495	10,824
Loss from continuing operations before income taxes	(23,053)	(19,594)
Benefit for income taxes	(6,841)	(7,746)
Loss from continuing operations	(16,212)	(11,848)
Discontinued operations, net of tax	236	7,987
Net loss	$(15,976)	$(3,861)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	August 4, 2007	February 3, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,296	$1,704
Accounts receivable	25,469	26,271
Other receivables	2,397	2,314
Merchandise inventories	414,369	430,479
Prepaid expenses and other	5,789	4,356
Total current assets	450,320	465,124
Fixed assets:
Building, equipment, fixtures and leasehold improvements	101,758	98,229
Less - accumulated depreciation and amortization	47,867	43,236
Fixed assets, net	53,891	54,993
Deferred charges and other assets, net	11,819	13,517
Goodwill	3,009	3,009
Total assets	$519,039	$536,643

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term borrowings	$102,084	$45,876
Accounts payable - trade	38,904	85,053
Accrued liabilities:
Accrued salaries and benefits	12,903	16,940
Accrued miscellaneous taxes	6,563	7,226
Accrued interest	3,171	2,874
Deferred income	4,755	5,206
Deferred income taxes	8,609	13,322
Other	16,431	16,394
Income taxes payable	9,425	13,396
Due to Parent	6,678	4,989
Total current liabilities	209,523	211,276
Long-term debt	200,000	200,000
Deferred income taxes	7,233	7,827
Other non-current liabilities	2,679	936
Total liabilities	419,435	420,039
Commitments and contingencies (Note 13)
Stockholder’s equity:
Common Stock, par value $.01 per share; authorized 5,000 shares;
issued and outstanding 1,000 shares	-	-
Additional paid-in capital	85,975	85,975
Retained earnings	13,629	30,629
Total stockholder’s equity	99,604	116,604
Total liabilities and stockholder’s equity	$519,039	$536,643

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock		Additional		Total	Comprehensive
	Number		Paid-in	Retained	Stockholder’s	Income
	of Shares	Amount	Capital	Earnings	Equity	(Loss)
Balance, February 3, 2007	1,000	$-	$85,975	$30,629	$116,604
Effect of adoption of FIN 48	-	-	-	(1,024)	(1,024)
Net loss	-	-	-	(15,976)	(15,976)	$(15,976)
Comprehensive loss						$(15,976)
Balance, August 4, 2007 (unaudited)	1,000	$-	$85,975	$13,629	$99,604

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
OPERATING ACTIVITIES
Net loss	$(15,976)	$(3,861)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,420	10,688
Loss on disposal of fixed assets	240	3,141
Amortization of deferred financing costs	472	606
Deferred income taxes	(5,307)	(1,593)
Other, net	176	(456)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	719	(4,429)
Decrease in merchandise inventories	16,110	4,131
Increase in prepaid expenses and other	(1,433)	(1,273)
Decrease in accounts payable and accrued liabilities	(59,165)	(87,508)
Other	1,690	1,302
NET CASH USED IN OPERATING ACTIVITIES	(55,054)	(79,252)

INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(5,133)	(6,459)
Deferred charges	(62)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,195)	(6,459)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	322,205	385,428
Principal payments on revolving credit facility	(265,997)	(335,421)
Capitalized financing costs	(358)	(50)
Bank overdraft	4,991	10,433
NET CASH PROVIDED FROM FINANCING ACTIVITIES	60,841	60,390
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592	(25,321)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,704	27,498
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,296	$2,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11,822	$10,627
Income taxes paid	$2,060	$8,204

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Restricted stock units issuance costs accrued but not paid	$770	$582
Accrual for purchases of fixed assets	$3,223	$1,302

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”, the “Registrant”, “we”, “us” and “our”), a wholly-owned subsidiary of Finlay Enterprises, Inc. (the “Holding Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to “Finlay” mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of August 4, 2007, and our results of operations for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006 and cash flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2007 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“Form 10-K”) previously filed with the Commission.

As a result of the store closings in 2006 associated with the Federated Department Stores, Inc., now known as Macy’s, Inc. (“Macy’s”) and The May Department Stores Company (“May”) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006. Additionally, as a result of the decision by Belk, Inc. (“Belk”) not to renew our license agreement at the end of 2006, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006. Further, as a result of Belk’s acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, the Parisian departments closed in July 2007. The results of operations for these departments have also been reclassified as discontinued operations in the accompanying statements of operations for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 10 for additional information regarding discontinued operations.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, useful lives of finite-lived assets, accounting for acquisitions, goodwill, intangibles, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

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

During the majority of 2006, and from time to time in past years, we entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the thirteen weeks and twenty-six weeks ended July 29, 2006, the gain/loss on open forward contracts was not material. During 2007, gold merchandise has been purchased rather than consigned and the gold price is fixed quarterly with our vendors. As such, we currently do not engage in any hedging activities.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

During 2006, and in past years, we had designated our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative was recorded in accumulated other comprehensive income, a separate component of stockholder’s equity, and was reclassified into cost of sales when the offsetting effects of the hedged transaction impacted earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness were recorded in earnings immediately. At August 4, 2007 and February 3, 2007, we had no open positions in gold forward contracts and we currently do not engage in any hedging activities.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DESCRIPTION OF BUSINESS

We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. Additionally, we operate luxury stand-alone jewelry stores primarily located in the southeastern United States. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2006 accounted for approximately 42.0% of our sales. During 2006, the 349 departments in store groups owned by Macy’s accounted for 57.0% of our sales (excluding the Macy’s departments that closed in 2006 and departments in Lord & Taylor).

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

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	August 4, 2007	February 3, 2007
	(in thousands)
Jewelry goods - rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$445,628	$458,920
Less: Excess of FIFO cost over LIFO inventory value	31,259	28,441
	$414,369	$430,479

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended August 4, 2007 and July 29, 2006 by $1.8 million and $1.0 million, respectively. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the twenty-six weeks ended August 4, 2007 and July 29, 2006 by $2.8 million and $1.5 million, respectively.

Approximately $187.6 million and $204.0 million at August 4, 2007 and February 3, 2007, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

NOTE 5 - SHORT AND LONG-TERM DEBT

 Our revolving credit agreement with General Electric Capital Corporation and certain other lenders (the “Revolving Credit Agreement”), which matures in January 2011, provides us with a senior secured revolving line of credit up to $300.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility was increased from $225.0 million to $300.0 million in June 2007 as a result of the conversion to owned merchandise of the gold consignment merchandise under the former Gold Consignment Agreement, which increased our collateral base. At August 4, 2007, $102.1 million was outstanding under this facility, at which point the available borrowings were $147.4 million. The average amounts outstanding under the Revolving Credit Agreement were $100.2 million and $53.0 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The maximum amount outstanding for the twenty-six weeks ended August 4, 2007 was $121.7 million, at which point the available borrowings were an additional $145.5 million.

Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.0% and 7.4% for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

At August 4, 2007 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains a fixed charge coverage ratio requirement under certain circumstances. As of August 4, 2007, we are in compliance with this financial covenant. We also expect to be in compliance with all of our covenants during the balance of 2007. Because compliance is based, in part, on our management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with these covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (continued)

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the twenty-six weeks ended August 4, 2007. We expect to be in compliance with all of our covenants during the balance of 2007.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)		(in thousands)
Base rent	$2,282	$1,774	$4,543	$3,637
Contingent fees	20,550	21,938	43,656	43,465
Total	$22,832	$23,712	$48,199	$47,102

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK-BASED COMPENSATION

Stock options outstanding under the Holding Company’s stock incentive plans have been granted at prices which are equal to the market value of the Holding Company’s stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. During the twenty-six weeks ended July 29, 2006, we recognized approximately $70,000 in stock-based compensation expense. At February 3, 2007, all stock options were fully vested and, therefore, there has been no expense in 2007 relating to stock options. There were no options granted during 2006 or in the 2007 period-to-date.

The following table summarizes the changes in stock options outstanding during the twenty-six weeks ended August 4, 2007:

	Options Outstanding				Options Exercisable
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Average Exercise Price	Aggregate Intrinsic Value (000’s)
Balance at February 3, 2007	1,016,334	2.24	$12.10	$618	1,016,334	$12.10	$618
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Forfeited	(406,134)	-	13.76	-	(406,134)	13.76	-
Balance at August 4, 2007	610,200	3.07	$10.99	$-	610,200	$10.99	$-

The following table summarizes the changes in restricted stock outstanding during the twenty-six weeks ended August 4, 2007:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	157,487	$12.17
Granted	55,261	9.32
Vested	(25,189)	15.40
Balance at August 4, 2007	187,559	$10.89

The following table summarizes the changes in restricted stock units outstanding during the twenty-six weeks ended August 4, 2007:

	Restricted Stock Units(1)	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	317,546	$13.01
Awarded	256,713	5.97
Distributed	(68,977)	6.15
Cancelled	(2,156)	12.74
Balance at August 4, 2007	503,126	$8.72

(1) Refer to Note 8 for additional information regarding restricted stock units.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

 In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan (the “RSU Plans”), which were approved by the Holding Company’s stockholders on June 19, 2003. Under the RSU Plans, key executives of Finlay Jewelry and the Holding Company’s non-employee directors, as directed by the Holding Company’s Compensation Committee, are eligible to acquire restricted stock units (“RSUs”). An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, all of his or her eligible director fees (which are annual retainer fees plus any annual fees received by a participant for services as chairperson of any committee of the Board of Directors, but excluding the Lead Independent Director’s annual fee) that would otherwise be paid in cash, and receive RSUs in lieu thereof, and (ii) matching RSUs, where the Holding Company credits a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of August 4, 2007, 503,126 RSUs are outstanding under the RSU Plans. Amortization for the twenty-six weeks ended August 4, 2007 and July 29, 2006 totaled approximately $0.3 million in each period.

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS

In August 2005, Macy’s announced that it had completed a merger with May. In September 2005, Macy’s announced its integration plans including a divisional realignment and divestiture of certain stores. As of August 4, 2007, we operated a total of 349 departments in five of Macy’s eight divisions, as follows:

Macy’s South	123
Macy’s Midwest	100
Macy’s North	57
Macy’s Northwest	36
Bloomingdale’s	33
Total	349

During the first half of 2006, 194 stores were either divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the twenty-six weeks ended July 29, 2006, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $4.4 million. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

In May 2006, the Holding Company announced that Belk would not renew our license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. During the twenty-six weeks ended July 29, 2006, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $0.2 million. For the thirteen weeks and twenty-six weeks ended July 29, 2006, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS (continued)

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the Parisian departments closed in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments. For the twenty-six weeks ended August 4, 2007 and July 29, 2006, we generated sales of $9.8 million and $9.3 million, respectively, from these departments. The results of operations for these departments have been reclassified as discontinued operations in the accompanying statements of operations. During the twenty-six weeks ended August 4, 2007, we recorded charges associated with accelerated depreciation of fixed assets relating to these departments totaling $0.1 million.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at January 28, 2006	$1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	585
Reversal of accrual	(146)
Payments	(368)
Balance at August 4, 2007	$71

(1)Includes $2.5 million of charges recorded in discontinued operations for 2006 and $0.9 million of charges recorded in SG&A for 2006.

NOTE 10 - DISCONTINUED OPERATIONS

As a result of the Parisian store closings in July 2007, the results of operations for these departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for each of the thirteen week and twenty-six week periods ended August 4, 2007 and July 29, 2006. Additionally, as a result of the store closings associated with the Macy’s/May merger as well as the Belk store closings, the results of operations of the departments closed during 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006. All of the closed stores were operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to our discontinued operations is as follows (in thousands):

	August 4, 2007		July 29, 2006
	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Sales	$6,266	$9,833	$43,589	$134,413
Income before income taxes	145	393	1,928	13,209
Discontinued operations, net of tax	87	236	1,165	7,987

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores (which includes the Carlyle and Congress divisions which are aggregated into one reporting segment). The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following table provides segment level financial information for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006 (in thousands):

	Thirteen Weeks Ended
	August 4, 2007			July 29, 2006
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$120,975	$27,029	$148,004	$129,302	$19,968	$149,270
Depreciation and amortization	3,303	401	3,704	3,446	144	3,590
Income (loss) from operations	(6,051)	449	(5,602)	(3,895)	979	(2,916)
Interest expense, net	5,742	672	6,414	5,209	390	5,599
Provision (benefit) for income taxes	(3,471)	(88)	(3,559)	(3,598)	233	(3,365)
Total assets	421,925	97,114	519,039	417,408	70,598	488,006
Capital expenditures	1,266	158	1,424	1,035	645	1,680

(1)	Included in interest expense, net for each of the thirteen week periods, is $4.2 million related to the Senior Notes.

(2)	Includes Congress since the date of acquisition in November 2006.

	Twenty-Six Weeks Ended
	August 4, 2007			July 29, 2006
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$256,613	$54,262	$310,875	$256,144	$37,515	$293,659
Depreciation and amortization	6,477	770	7,247	6,956	291	7,247
Income (loss) from operations	(11,562)	1,004	(10,558)	(10,039)	1,269	(8,770)
Interest expense, net	11,165	1,330	12,495	10,131	693	10,824
Provision (benefit) for income taxes	(6,714)	(127)	(6,841)	(7,974)	228	(7,746)
Total assets	421,925	97,114	519,039	417,408	70,598	488,006
Capital expenditures	4,796	337	5,133	5,523	936	6,459

(1)	Included in interest expense, net for each of the twenty-six week periods, is $8.4 million related to the Senior Notes.

(2)	Includes Congress since the date of acquisition in November 2006.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION (continued)

Additionally, our sales mix by merchandise category was as follows for each of the twenty-six week periods ended August 4, 2007 and July 29, 2006 (dollars in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007				July 29, 2006
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores (1)		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$60,931	23.7%	$15,193	28.0%	$65,392	25.5%	$9,844	26.2%
Gemstones	47,106	18.4	5,960	11.0	48,690	19.0	3,404	9.1
Gold	44,117	17.2	1,226	2.3	45,858	17.9	383	1.0
Watches	37,866	14.7	22,751	41.9	34,025	13.3	15,019	40.0
Designer	26,931	10.5	5,860	10.8	25,162	9.8	5,457	14.6
Other (2)	39,662	15.5	3,272	6.0	37,017	14.5	3,408	9.1
Total Sales	$256,613	100.0%	$54,262	100.0%	$256,144	100.0%	$37,515	100.0%

(1)	Includes Congress since the date of acquisition in November 2006.

(2)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 12 - CONGRESS ACQUISITION

In November 2006, we completed the acquisition of Congress. The purchase price was approximately $6.0 million plus transaction fees of approximately $0.4 million and the assumption of debt. The transaction was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million were terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

 From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of September 7, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

The Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions we can make to the Holding Company.

Our concentration of credit risk consists principally of accounts receivable. During 2006, the 349 departments in store groups owned by Macy’s accounted for approximately 57.0% of our sales (excluding the Macy’s departments that closed in 2006 and the departments in Lord & Taylor). We believe that the inability of Macy’s to pay these receivables could have a material adverse effect on our financial position or results of operations.

In 2006, approximately 43.0% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors and approximately 9.0% of sales were generated by merchandise obtained from their largest vendor. Additionally, in 2006, merchandise obtained from our stand-alone jewelry stores’ two largest vendors generated approximately 44.0% of their sales.

We did not provide any third-party financial guarantees as of August 4, 2007 and February 3, 2007.

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

We adopted FIN 48 on the first day of the current fiscal year. As a result of the implementation of FIN 48, during the first quarter of 2007, we recognized an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $2.6 million. Included in the balance at the date of adoption are $2.0 million of unrecognized tax benefits that if recognized, would affect the annual effective income tax rate. At August 4, 2007, there have been no material changes to these balances.

We file a consolidated federal income tax return and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of our historical accounting policy. Approximately $0.4 million in potential interest and penalties is included as a component of the $2.6 million at both the date of adoption and at August 4, 2007. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations prior to August 4, 2008.

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

•
Critical Accounting Policies and Estimates - This section addresses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including critical accounting policies, are summarized in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K.

•
Special Note Regarding Forward-Looking Statements - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

This MD&A has been updated for the purpose of reclassifying our financial statements for stores which have been treated as discontinued operations during 2006 and 2007.

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

Executive Overview

Our Business

We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $248 per item. We also operate stand-alone jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,400 per item. We have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. As of August 4, 2007, we operated a total of 725 locations, including 687 department store based fine jewelry departments in ten host store groups, in 40 states and the District of Columbia, as well as 33 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States and five Congress specialty jewelry stores in southwest Florida.

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

Our stand-alone jewelry stores offer compelling shopping environments for the high-end luxury consumer, and focus on watches, designer jewelry, diamonds, precious gemstones and gold, complemented by an assortment of giftware. Each of our stand-alone jewelry store divisions strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, by marketing programs designed to promote customer awareness of its merchandise assortments and by extending credit to its customers through credit card programs which are managed by a third-party.

We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with an explanation of how they are computed:

•
Comparable store sales (stores open for the same months during the comparable period) growth computed as the percentage change in sales for locations open for the same months during the comparable periods. Comparable store sales are measured against our host store groups as well as other jewelry retailers;

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

Second Quarter Highlights

Total sales were $148.0 million for the thirteen weeks ended August 4, 2007 compared to $149.3 million for the thirteen weeks ended July 29, 2006, a decrease of 0.8%. Total sales for the second quarter of 2007 included $27.0 million of sales generated by our stand-alone jewelry stores compared to $20.0 million in the second quarter of 2006; an increase which primarily relates to the acquisition of Congress in November 2006. Comparable store sales decreased 3.6% due to a shift in the fiscal calendar associated with Mother’s Day. Gross margin decreased by $2.6 million compared to the same period in 2006, and, as a percentage of sales, gross margin decreased by 1.3% from 47.5% to 46.2%. The decrease in gross margin, as a percentage of sales, relates to an increase in the LIFO provision as well as a change in the mix of sales with higher sales in the stand-alone jewelry division in the designer and watch categories which have lower margins than other categories. SG&A dollars were flat as compared to the prior year period, and, as a percentage of sales, SG&A increased 0.4%, from 47.1% to 47.5%, primarily relating to the unfavorable leveraging of field payroll offset by lower advertising expenditures and the impact of increased sales in the stand-alone jewelry stores which have a significantly lower rent structure as a percentage of sales compared to that of the department store based fine jewelry departments.

Borrowings under the Revolving Credit Agreement increased by $52.1 million at August 4, 2007 compared to July 29, 2006, which reflects additional borrowings of approximately $49.9 million as a result of the retirement of the Gold Consignment Agreement as well as the approximately $16.0 million impact of the Congress acquisition, including debt assumed. Maximum outstanding borrowings during the twenty-six weeks ended August 4, 2007 were $121.7 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $145.5 million.

Opportunities

We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $63.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2006, an increase of approximately $22.0 billion over 1996, according to the United States Department of Commerce.

Our management believes that demographic factors such as the maturing U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment gift and special occasion sales.

In November 2005, we signed new agreements with Macy’s for the Macy’s Midwest and Macy’s North divisions and amended the existing Macy’s Northwest and Macy’s South agreements, effective at the beginning of 2006. The agreements are subject to termination effective January 31, 2009, and cover approximately 316 departments in total. In addition to extending the agreements for three years, all non-compete provisions from the previous May contracts that required us to obtain May’s permission before opening a new department or store within a certain radius of a May store were eliminated. We believe that the elimination of this non-compete provision provides us with a greater opportunity to expand our business and continue to diversify beyond the traditional department store sector. These agreements have no impact on the Bloomingdale’s division whose license agreement, covering 33 departments, currently runs through January 30, 2010.

Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments. For example, over the past three years, we have added over 30 departments in Dillard’s, Inc. (“Dillard’s”). Moreover, we opened four departments with Macy’s during the twenty-six weeks ended August 4, 2007, including one Bloomingdale’s store. We project opening one new Carlyle store and another Bloomingdale’s department in 2007. Through opening new Bloomingdale’s departments, as well as new stand-alone stores, we expect to have a larger portion of our business dedicated to the high-end luxury sector.

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry, and to pursue the following key initiatives to further increase sales and earnings:

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

 As of August 4, 2007, we operated a total of 349 departments in five of Macy’s divisions, including 33 departments in the Bloomingdale’s division. These departments exclude the 194 departments either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. In 2006, we generated sales of approximately $105.9 million from these 194 departments.

In May 2006, the Holding Company announced that Belk would not renew our license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the Parisian departments closed in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments.

During 2006, approximately 57.0% of our sales were generated by the 349 departments operated in store groups owned by Macy’s (excluding the Macy’s departments that closed in 2006 and the departments in Lord & Taylor). A decision by Macy’s or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves or to close a significant number of stores, would have a material adverse effect on our business and financial condition.

Results of Operations

 The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.8	52.5	53.5	52.0
Gross margin	46.2	47.5	46.5	48.0
Selling, general and administrative expenses	47.5	47.1	47.6	48.5
Depreciation and amortization	2.5	2.4	2.3	2.5
Loss from operations	(3.8)	(2.0)	(3.4)	(3.0)
Interest expense, net	4.3	3.7	4.0	3.7
Loss from continuing operations before
income taxes	(8.1)	(5.7)	(7.4)	(6.7)
Benefit for income taxes	(2.4)	(2.2)	(2.2)	(2.6)
Loss from continuing operations	(5.7)	(3.5)	(5.2)	(4.1)
Discontinued operations, net of tax	0.1	0.8	0.1	2.8
Net loss	(5.6)%	(2.7)%	(5.1)%	(1.3)%

Thirteen Weeks Ended August 4, 2007 Compared with Thirteen Weeks Ended July 29, 2006

Sales. Sales for the thirteen weeks ended August 4, 2007 totaled $148.0 million compared to $149.3 million for the thirteen weeks ended July 29, 2006. Sales include $121.0 million in sales from the department store based fine jewelry departments for the thirteen weeks ended August 4, 2007, which represented a 6.4% decrease compared to the $129.3 million in sales for the thirteen weeks ended July 29, 2006. Sales also include $27.0 million in sales generated by our stand-alone jewelry stores in 2007 compared to $20.0 million in 2006, an increase which primarily relates to the acquisition of Congress in November 2006. Comparable store sales decreased 3.6% and relate to a shift in the fiscal calendar associated with Mother’s Day, which we estimate had an approximate 3% to 4% negative impact in the second quarter of 2007.

During the thirteen weeks ended August 4, 2007, we opened one department store based fine jewelry department in Dillard’s. Additionally, during the thirteen weeks ended August 4, 2007, we closed 25 department store based fine jewelry departments. The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	24	Host store did not renew our license agreement.
Gottschalks	1	Department closing within existing host store group.
Total	25

Gross margin. Gross margin decreased by $2.6 million in the second quarter of 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.3% from 47.5% to 46.2%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(0.7)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the stand-alone jewelry division in the designer and watch categories which have lower margins than other categories.

LIFO	(0.5)	Increase in the LIFO provision is due to higher asset inventory levels associated with the conversion of gold inventory from consignment to asset at the end of 2006.
Other	(0.1)	Increase in various other components of cost of sales.
Total decrease	(1.3)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars were flat as compared to the prior year. As a percentage of sales, SG&A increased by 0.4% from 47.1% to 47.5%. The components of this net increase in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.6)%	Decrease is primarily due to lower net advertising expenditures.
License and lease fees	(0.5)	Decrease is primarily due to the significantly lower rent structure for the stand-alone jewelry business, which represented a larger portion of total sales.
Payroll expense	1.2	Increase is due to the unfavorable leveraging of field payroll primarily as a result of lower sales associated with the calendar shift.
Other	0.3	Increase is due, in part, to the inclusion of Congress.
Total increase	0.4%

Depreciation and amortization. Depreciation and amortization for the 2007 and 2006 periods totaled approximately $3.7 million and $3.6 million, respectively.

Interest expense, net. Interest expense increased by $0.8 million primarily as a result of higher average borrowings under the Revolving Credit Agreement. The additional borrowings, which occurred in the fourth quarter of 2006, were used to finance the termination of the Gold Consignment Agreement, which totaled $49.9 million, as well as to finance the acquisition of Congress, which totaled approximately $16.0 million. The weighted average interest rate on all outstanding borrowings was approximately 7.9% for the second quarter in 2007 compared with 8.1% for the comparable period in 2006.

Benefit for income taxes. The income tax benefit for the second quarter of 2007 reflects an effective tax rate of 29.6% compared to 39.5% for the same period in the prior year. The effective tax rate for all of 2007 is expected to be significantly lower than the rate for 2006 primarily due to the projected low level of pre-tax loss and certain non-deductible permanent differences for 2007 included in the financial statement loss, resulting in a lower effective tax rate for financial statement purposes.

Discontinued operations. Discontinued operations for the thirteen weeks ended August 4, 2007 and July 29, 2006 includes the results of operations of the Parisian departments, which closed in July 2007. Additionally, discontinued operations for the thirteen weeks ended July 29, 2006 includes the results of operations for the 194 Macy’s stores closed during the first half of 2006 as well as the results of operations of the Belk departments that closed in January 2007. Sales related to these operations totaled $6.3 million and $43.6 million for the thirteen weeks ended August 4, 2007 and July 29, 2006. Gross margin related to the discontinued departments totaled $2.5 million, or 40.3% as a percentage of sales, for the thirteen weeks ended August 4, 2007 and $20.4 million, or 46.8% as a percentage of sales, for the thirteen weeks ended July 29, 2006. The net income from discontinued operations for the thirteen weeks ended August 4, 2007 and July 29, 2006 was $0.1 million and $1.2 million, respectively.

Net loss. Net loss of $8.4 million for the 2007 period compares to net loss of $4.0 million in the prior year period as a result of the factors discussed above.

Twenty-Six Weeks Ended August 4, 2007 Compared with Twenty-Six Weeks Ended July 29, 2006

Sales. Sales for the twenty-six weeks ended August 4, 2007 increased $17.2 million, or 5.9%, compared to 2006. Sales include $256.6 million in sales from the department store based fine jewelry departments for the twenty-six weeks ended August 4, 2007, which represented a 0.2% increase compared to the $256.1 million in sales for the twenty-six weeks ended July 29, 2006. Sales also include $54.3 million in sales generated by our stand-alone jewelry stores in 2007 compared to $37.5 million in 2006, for which the majority of the increase relates to the acquisition of Congress in November 2006. Comparable store sales increased 2.4%.

During the twenty-six weeks ended August 4, 2007, we opened ten department store based fine jewelry departments within existing host store groups. Additionally, during the twenty-six weeks ended August 4, 2007, we closed 43 department store based fine jewelry departments. The openings were comprised of the following:

Store Group	Number of Locations
Macy’s	4
Bon Ton	4
Dillard’s	2
Total	10

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	33	Host store did not renew our license agreement.
Macy’s	4	Host store decision to close these locations.
Other	6	Department closings within existing host store groups.
Total	43

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to the department store based fine jewelry departments in 2007 compared to 2006, watch sales increased $3.8 million, or 11.3%, and designer sales increased $1.8 million, or 7.0%, due primarily to increased consumer demand offset by a decrease in diamond sales of $4.5 million, or 6.8%.

Gross margin. Gross margin increased by $3.9 million in the first half of 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.4% from 48.0% to 46.6%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.2)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the stand-alone jewelry division in the designer and watch categories which have lower margins than other categories.

LIFO	(0.4)	Increase in the LIFO provision is due to higher asset inventory levels associated with the conversion of gold inventory from consignment to asset at the end of 2006.
Other	0.2	Decrease in various other components of cost of sales.
Total decrease	(1.4)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars increased $5.7 million, or 4.0%, primarily as a result of the addition of Congress. As a percentage of sales, SG&A decreased by 0.9% from 48.5% to 47.6%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.2)%	Decrease is primarily due to lower net advertising expenditures.
License and lease fees	(0.5)	Decrease is primarily due to the significantly lower rent structure for the stand-alone jewelry business, which represented a larger portion of total sales.
Payroll expense	0.3	Increase is due to the unfavorable leveraging of field payroll.
Other	(0.5)	Decrease is due to corporate office cost savings, including staff reductions, as well as corporate office severance in the prior year period.
Total decrease	(0.9)%

Depreciation and amortization. Depreciation and amortization for both the 2007 and 2006 periods totaled approximately $7.2 million.

Interest expense, net. Interest expense increased by $1.7 million primarily as a result of higher average borrowings under the Revolving Credit Agreement. The additional borrowings, which occurred in the fourth quarter of 2006, were used to finance the termination of the Gold Consignment Agreement, which totaled $49.9 million, as well as to finance the acquisition of Congress, which totaled approximately $16.0 million. The weighted average interest rate on all outstanding borrowings was approximately 7.9% for the first half of 2007 compared with 8.2% for the comparable period in 2006.

Benefit for income taxes. The income tax benefit for the first half of 2007 reflects an effective tax rate of 29.7% compared to 39.5% for the same period in the prior year, as discussed above.

Discontinued operations. Discontinued operations for the twenty-six weeks ended August 4, 2007 and July 29, 2006 includes the results of operations of the Parisian departments, which closed in July 2007. Additionally, discontinued operations for the twenty-six weeks ended July 29, 2006 includes the results of operations for the 194 Macy’s stores closed during the first half of 2006 as well as the results of operations of the Belk departments that closed in January 2007. Sales related to these operations totaled $9.8 million and $134.4 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Gross margin related to the discontinued departments totaled $4.3 million, or 43.3% as a percentage of sales, for the twenty-six weeks ended August 4, 2007 and $64.1 million, or 47.7% as a percentage of sales, for the twenty-six weeks ended July 29, 2006. The net income from discontinued operations for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $0.2 million and $8.0 million, respectively.

Net loss. Net loss of $16.0 million for the 2007 period compares to net loss of $3.9 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of August 4, 2007 and February 3, 2007 is presented in the following table:

	August 4, 2007	February 3, 2007
	(dollars in thousands)

Cash and cash equivalents	$2,296	$1,704
Short-term borrowings	102,084	45,876
Working capital	240,797	253,848
Long-term debt	200,000	200,000
Stockholder’s equity	99,604	116,604

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

   Cash flows provided from (used in) operating, investing and financing activities for the twenty-six weeks ended August 4, 2007 and July 29, 2006 were as follows:

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
	(dollars in thousands)

Operating activities	$(55,054)	$(79,252)
Investing activities	(5,195)	(6,459)
Financing activities	60,841	60,390
Net increase (decrease) in cash and cash equivalents	$592	$(25,321)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Strategic acquisitions;

•	Capital expenditures for new locations, expansions and remodeling of existing locations; and

•	Investments in technology.

Operating Activities

Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $55.1 million and $79.3 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2006, approximately 30% of our merchandise was held on consignment. Our working capital balance was $240.8 million at August 4, 2007, a decrease of $13.1 million from February 3, 2007.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels at August 4, 2007 decreased by $16.1 million, or 3.7%, as compared to February 3, 2007.

Investing Activities

Net cash used in investing activities, consisting primarily of payments for capital expenditures, was $5.2 million and $6.5 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided from financing activities was $60.8 million for the twenty-six weeks ended August 4, 2007, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided from financing activities was $60.4 million for the twenty-six weeks ended July 29, 2006.

Our Revolving Credit Agreement provides us with a line of credit of up to $300.0 million to finance working capital needs and matures in January 2011. The Revolving Credit Facility was increased from $225.0 million to $300.0 million in June 2007 as a result of the conversion to owned merchandise of the gold consignment merchandise under the former Gold Consignment Agreement, which increased our collateral base. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.0% and 7.4% for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Borrowings under the Revolving Credit Agreement were $102.1 million at August 4, 2007, compared to $45.9 million at February 3, 2007 and $50.0 million at July 29, 2006. The average amounts outstanding under the Revolving Credit Agreement were $100.2 million and $53.0 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The maximum amount outstanding for the twenty-six weeks ended August 4, 2007 was $121.7 million, at which point the available borrowings were an additional $145.5 million. At August 4, 2007, we had letters of credit outstanding totaling $6.2 million, which guarantee various trade activities.

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

In November 2006, we completed the acquisition of Congress. The purchase price was $6.0 million plus transaction fees and the assumption of debt, and was financed with additional borrowings under the Revolving Credit Agreement. Congress’ revolving credit facility totaling $10.0 million was terminated and paid in full at the closing. Since the date of acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

A significant amount of our operating cash flows will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of August 4, 2007, our outstanding borrowings were $302.1 million, which included a $200.0 million balance under the Senior Notes and a $102.1 million balance under the Revolving Credit Agreement, compared to $250.0 million as of July 29, 2006.

The agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain covenants. We were in compliance with our covenants as of August 4, 2007. We also expect to be in compliance with all of our covenants during the balance of 2007. Because compliance is based, in part, on management’s estimates, and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof. However, we do believe the assumptions used are appropriate.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is to maintain a certain fixed charge coverage ratio at certain times. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Refer to Note 5 of Notes to the Consolidated Financial Statements.

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, we will, for the foreseeable future, be able to meet our debt service and anticipated working capital obligations. No assurances, however, can be given that our current level of operating results will continue or improve or that we will continue to be able to meet our debt service and other obligations. The amounts required to satisfy the aggregate of our interest expense totaled $11.8 million and $10.6 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of August 4, 2007, $187.6 million of consignment merchandise from approximately 300 vendors was on hand as compared to $289.2 million at July 29, 2006. The decrease in consignment merchandise reflects the conversion of the majority of our gold consignment inventory to owned inventory at the end of 2006. For 2006, we had an average balance of consignment merchandise of $296.5 million.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of August 4, 2007 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	83,750	16,750	33,500	33,500	-
Operating lease obligations (1)	33,746	7,426	10,792	7,666	7,862
Revolving Credit Agreement (due 2011) (2)	102,084	102,084	-	-	-
Employment agreements	4,163	3,285	878	-	-
Contractual bonuses (3)	862	690	172	-	-
Letters of credit	6,174	5,540	634	-	-
Total	$430,779	$135,775	$45,976	$241,166	$7,862

(1)	Represents future minimum payments under noncancellable operating leases as of February 3, 2007.

(2)	The above table excludes interest due under the Revolving Credit Agreement.

(3)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay Jewelry on the dates specified in their respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $43.7 million for the twenty-six weeks ended August 4, 2007, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of August 4, 2007 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the twenty-six weeks ended August 4, 2007.

Off-Balance Sheet Arrangements

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

In June 2005, we entered into employment agreements with three other senior executives and, in March 2006, we entered into an employment agreement with a fourth senior executive. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for minimum annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executive’s salary if, in the case of the June 2005 agreements, the executive is employed by us on June 30, 2008, and, in the case of the March 2006 agreement, if the executive is employed by us on February 28, 2009.

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

Inflation

The effect of inflation on our results of operations has not been material in the periods, except for the impact of LIFO discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. There have been no changes in our accounting policies since February 3, 2007. Our significant accounting policies relate to merchandise inventories, vendor allowances, long-lived assets, revenue recognition, self-insurance reserves, income taxes and accounting for acquisitions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Form 10-K for the year ended February 3, 2007.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our dependence on, or loss of, certain host store relationships, particularly with respect to Macy’s, due to the concentration of sales generated by such host store groups;

•	The impact of significant store closures by our host store groups;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to identify, finance and integrate any future acquisitions into our existing business;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	Our ability to collect net sales proceeds from our host stores and the impact of any host store bankruptcy;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales, expand our business or increase the number of locations we operate;

•	Our dependence on key officers;

•	Our high degree of leverage and the availability to us of financing and credit on favorable terms;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Low or negative growth in the economy or in the financial markets which reduces discretionary spending on goods perceived to be luxury items.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended August 4, 2007.

We excluded from our assessment any changes in internal control over financial reporting within our Congress subsidiary, which was acquired in November 2006, and whose financial statements reflect total assets and net sales constituting 4.6% and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the twenty-six weeks ended August 4, 2007. We will include Congress in our evaluation of the design and effectiveness of internal control over financial reporting as of February 2, 2008.

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

 PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A - “Risk Factors” in our Form 10-K for the year ended February 3, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in the risks faced by us as disclosed in our Form 10-K; however, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Jewelry, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to Finlay Jewelry’s Current Report on Form 8-K filed May 25, 2005).

3.1	Certificate of Incorporation, as amended, of Finlay Jewelry (incorporated by reference to Exhibit 3.1 to Finlay Jewelry’s Registration Statement on Form S-1 (Registration No. 33-59580)).

3.2(a)	By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 4.1 to Finlay Jewelry’s Current Report on Form 8-K filed June 10, 1993).

3.2(b)
Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of Finlay Jewelry (incorporated by reference to Exhibit 3.2 to Finlay Jewelry’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003).

10.8(f)
Amendment No. 5, dated June 20, 2007, to the Third Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers, Finlay Enterprises, Inc. and General Electric Capital Corporation, individually and in its capacity as administrative agent, and certain other banks and financial institutions party thereto.

10.23	Finlay Enterprises, Inc. 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to Finlay Jewelry’s Current Report on Form 8-K filed June 25, 2007).

10.24	Finlay Enterprises, Inc. Cash Bonus Plan, effective as of June 19, 2007 (incorporated by reference to Exhibit 10.24 to Finlay Jewelry’s Current Report on Form 8-K filed June 25, 2007).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2007	FINLAY FINE JEWELRY CORPORATION

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick Senior Vice President, Treasurer and Chief Financial Officer (As both a duly authorized officer of registrant and as principal financial officer of registrant)