Form 10-K
period 2008-02-02
FINLAY FINE JEWELRY CORP
filed 2008-04-17
CIK 898684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒	No ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 14, 2008, there were 1,000 shares of common stock, par value $.01 per share, of the registrant outstanding. As of such date, all shares of common stock were owned by the registrant's parent, Finlay Enterprises, Inc., a Delaware corporation. The market value of the registrant’s voting and non-voting common equity held by non-affiliates was $0 as of August 3, 2007.

FINLAY FINE JEWELRY CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

PART I

Item 1. Business

General Overview

Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries (“Finlay Jewelry”, the “Registrant”, “we”, “us” and “our”) is a wholly-owned subsidiary of Finlay Enterprises, Inc., a Delaware corporation (the “Holding Company”). References to “Finlay” mean, collectively, the Holding Company and Finlay Jewelry. All references herein to “departments” refer to fine jewelry departments operated pursuant to license agreements with host stores and all references herein to “stand-alone jewelry stores” refer to our specialty jewelry stores.

Description of the Business

We manage our operations under two business segments: Licensed Department Store Based Fine Jewelry Departments and Stand-Alone Specialty Jewelry Stores, which consists of Bailey Banks & Biddle, Carlyle and Congress stores, as defined below. As of February 2, 2008, we operated a total of 793 locations, including 687 Finlay departments in ten host store groups in 40 states and the District of Columbia, as well as 106 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 32 Carlyle stores in nine states and five Congress stores located in southwest Florida.

We are one of the leading retailers of fine jewelry in the United States. We operate licensed fine jewelry departments in major department stores for retailers such as Macy’s Inc. (“Macy’s”) formerly known as Federated Department Stores, Inc., The Bon-Ton Stores, Inc., (the “Bon-Ton”) and Dillard’s, Inc. (“Dillard’s”). We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $272 per item.

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores with a focus on the luxury market, offering jewelry and watches under high-end name brands, with an average selling price of approximately $1,200 per item and an average store size of approximately 3,950 square feet. With the November 2007 acquisition of Bailey Banks & Biddle, we will have a significantly larger portion of our business dedicated to the high-end sector. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry store business.

For over 175 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle stores are among the preeminent jewelers in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments focus on diamonds, precious gemstones, gold and branded designer jewelry, which is complemented by an extensive assortment of prestige watch brands and giftware.

In conjunction with the Bailey Banks & Biddle acquisition, our revolving credit agreement with General Electric Capital Corporation (“G.E. Capital”) and certain other lenders was amended and restated (the “Revolving Credit Agreement”) in November 2007. The Revolving Credit Agreement, which matures in November 2012, provides Finlay Jewelry with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”).

In November 2006, we completed the acquisition of L. Congress, Inc. (“Congress”), a privately-owned regional chain of five jewelry stores located in southwest Florida, with annual sales of approximately $23.0 million in 2007 and a focus on the luxury market. The average sales price per item was $1,800 in 2007 with an average store size of approximately 4,000 square feet.

In May 2005, we completed the acquisition of Carlyle & Co. Jewelers (“Carlyle”). Carlyle currently operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names, which sell luxury priced jewelry with an average sales price of approximately $1,200 per item. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. Average sales per store were $3.2 million in 2007 and the average size of a store is approximately 2,100 square feet. Carlyle generated sales of approximately $103.4 million in 2007.

In 2007, our department store based fine jewelry sales comprised 73% of our total sales. Our largest host store relationship is with Macy’s, for which we have operated departments since 1983. As a result of Macy’s corporate restructuring initiatives, 194 departments were either divested or phased into existing Macy’s divisions in 2006. Total sales generated from these departments in 2006 were approximately $105.9 million. Macy’s announced further corporate restructuring initiatives in February 2008, which will result in the loss of 94 departments at the end of 2008. Total sales generated from these departments in 2007 were approximately $120.0 million. In March 2008, Macy's signed a two-year extension of our license agreement through January 29, 2011, for Macy’s Central, the newly-merged divisions of Macy's Midwest and Macy’s South, which will consist of 222 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement covering 34 departments, currently runs through January 30, 2010. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions (including Bloomingdale’s) which accounted for $438.6 million or 52% of our total sales in 2007. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that our license agreement would not be renewed upon expiration on January 31, 2009, and we will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

In May 2006, the Holding Company announced that Belk, Inc. (“Belk”) would not renew our license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, as a result of Belk’s acquisition of Parisian from Saks Incorporated (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

We were initially incorporated on August 2, 1985 as SL Holdings Corporation (“SL Holdings”), and the Holding Company was incorporated on November 22, 1988. In connection with a reorganization transaction in 1988, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Holding Company. Additionally, in connection with the Carlyle and Congress acquisitions, each became a wholly-owned subsidiary of ours. Upon acquisition, Bailey Banks & Biddle became an unincorporated division of ours. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007, 2006, 2005, 2004 and 2003 relate to the fiscal years ending or ended on January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

Overview of Operations

Licensed Department Store Based Fine Jewelry Departments. In connection with our licensed fine jewelry departments operation, we sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $272 per item.

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

We have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group service organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager or director of stores, one merchandise manager, one operations manager, one human resources manager, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to one of two regional vice presidents.

As a result of our strong relationships with our vendors, our management believes that our working capital requirements are lower than those of many other jewelry retailers. At the end of 2007, approximately 25% of our merchandise was held on consignment. The use of consignment merchandise also reduces our inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

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

We had average sales per linear foot of approximately $11,000 over the past three years. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $891,000, $928,000 and $924,000 in 2007, 2006 and 2005, respectively.

Stand-Alone Specialty Jewelry Stores. Our stand-alone jewelry stores, comprised of Bailey Banks & Biddle, Carlyle and Congress, are luxury jewelry stores offering compelling shopping environments for the high-end consumer. Our stand-alone jewelry stores carry exclusive and recognized branded and designer merchandise selections and merchandise assortments with a focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware.

Our stores strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and extending credit to their customers through their credit card programs.

Advertising. With respect to our licensed department store based fine jewelry business, we promote our products primarily through four-color direct mail catalogs using targeted mailing lists developed by our host stores, and newspaper advertising. We maintain an in-house advertising staff responsible for preparing the majority of our advertisements and for coordinating the finished advertisements with our host stores. We also participate in the majority of our host stores’ promotional activities including direct mail postcards and coupons. The majority of our license agreements require us to expend certain specified minimum percentages of the respective department’s annual sales on advertising and promotional activities. With respect to our stand-alone jewelry stores, products are promoted through direct mail, outdoor and regional print advertising and sponsorships.

Inventory Loss Prevention and Insurance. We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. Additionally, with respect to our stand-alone jewelry stores, each store has a sophisticated security system in place. During 2007, inventory shrinkage amounted to approximately 0.4% of sales. We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we offer for sale.

Industry

Consumers spent approximately $65.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2007, an increase of approximately $24.0 billion over 1997, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

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

Strategies

Growth Strategy. We intend to continue to pursue the following key initiatives to increase sales and earnings:

•
Increase Comparable Store Sales in our Licensed Departments and Stand-Alone Specialty Jewelry Stores. Increasing comparable store sales (sales from locations open for the same months during the comparable period) is part of our long-term growth plan. In our department store based fine jewelry departments, our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as “destination locations” for fine jewelry. Over the past decade, we have generally experienced comparable store sales increases and have consistently outperformed our host store groups with respect to these increases.

•
Open New Channels of Distribution. An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses, such as additional regional jewelry chains that offer growth, financial viability and manageability that will have a positive impact on shareholder value.

•
Add New Stand-Alone Specialty Jewelry Stores.   Opening new stand-alone specialty stores is part of our long-term growth plan. In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. In 2008, we plan on opening four Carlyle stores and two Bailey Banks & Biddle stores.

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

•
Enhance Customer Service Standards and Strengthen Selling Teams. We are continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. We have expanded our interactive, web-based training programs in recent years to provide our associates with a uniform training experience. In order to further our goals of optimizing service levels and driving sales growth, we provide incentives to our sales associates in the form of performance-based compensation and recognition.

Merchandising Strategy. In our licensed department store based fine jewelry departments, we seek to maximize sales and profitability through a unique merchandising strategy known as the “Finlay Triangle”, which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. In this way, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

We have structured our relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. We furnish to vendors, through on-line access to our information systems, the same sales, stock and gross margin information that is available to our store group management and central office for each of the vendor’s styles in our merchandise assortment. Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. Our management believes that the access and input which vendors have in the merchandising process results in a better assortment, more timely replenishment, higher turnover and higher sales of inventory.

Since many of the host store groups in which we operate differ in fashion image and customer demographics, our flexible approach to merchandising is designed to complement each host store’s own merchandising philosophy. We emphasize a “fashion accessory” approach to fine jewelry and watches, and seek to provide items that coordinate with the host store’s fashion focus as well as to maintain stocks of traditional and gift merchandise.

The merchandising strategy for our stand-alone jewelry stores is built around their customer profiles and partnerships with suppliers. Through analysis of customer demographics, fashion trends, industry trends and vendor and store management recommendations, we seek to maximize sales and profitability by merchandising to the customer tastes within the geographic areas in which the stores operate.

Store Relationships

Department Store Based Fine Jewelry Relationships. The following table identifies the host store groups in which we operated department store based fine jewelry departments at February 2, 2008, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

	Inception of		Number of
Host Store Group	Relationship		Departments

Macy’s
Macy’s South	1983		123
Macy’s Midwest	1992	*	99
Macy’s Northwest (1)	1993		37
Macy’s North (1)	1997	*	57
Subtotal Macy’s			316
Bloomingdale’s	2000		34
Total Macy’s Departments				350

Bon-Ton
The Bon-Ton/Elder-Beerman	1986		78
Carson Pirie Scott/Bergner’s/Boston Store/Younkers/Herberger’s	1977		85
Total Bon-Ton Departments				163

Other Departments
Gottschalks	1969		38
Lord & Taylor (1)	1978*		47
Dillard’s	1997		89
Total Other Departments				174
Total Departments				687

* Represents the year in which our relationship began with the host store group previously owned by May.
(1) We will close 94 Macy’s departments and 47 Lord & Taylor departments at the end of 2008.

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

Our stand-alone jewelry stores maintain private label credit card programs that are managed by third-parties. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks’ procedures. Our stand-alone jewelry stores’ credit programs are intended to complement their overall merchandising and marketing strategy by encouraging larger and more frequent sales and by offering credit card holders special offers and advance notice of in-store sales events. During 2007, such private label credit card purchases accounted for approximately 27% of our stand-alone store sales.

Locations Opened/Closed. During 2007, location openings offset by closings resulted in a net increase of 35 locations. The openings, which totaled 86 locations, included 15 Finlay departments within existing host store groups, and 71 specialty jewelry stores primarily as a result of the acquisition of Bailey Banks & Biddle in November 2007. The closings totaled 51 locations, including 48 Finlay departments and three specialty jewelry stores. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2007 Compared with 2006”.

The following table sets forth data regarding the number of locations which we have operated from the beginning of 2003.

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Locations:
Open at beginning of year	758	1,009	962	972	1,011
Opened during year	86	33	62	28	32
Closed during year	(51)	(284)	(15)	(38)	(71)
Open at end of year	793	758	1,009	962	972
Net increase (decrease)	35	(251)	47	(10)	(39)

This data has not been restated to exclude discontinued operations. Refer to “Selected Consolidated Financial Data” which provides the number of locations at each year end, as restated for discontinued operations. For the years presented in the table above, closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable locations. To our management’s knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

Products and Pricing

Each of our locations offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. The department store based fine jewelry departments emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko with respect to watches. The Bloomingdale’s store group emphasizes designer jewelry including David Yurman, John Hardy, Phillipe Charriol, Roberto Coin and Judith Ripka. The stand-alone jewelry stores emphasize designer jewelry and, for the Carlyle and Congress stores, the Rolex brand.

The department store based fine jewelry departments sell merchandise at prices generally ranging from $100 to $1,000. In 2007, the average price of items sold by these departments was approximately $272 per item. An average department has over 5,000 items in stock. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points. In 2007, the average price of items sold by our stand-alone jewelry stores was approximately $1,300, with these stores carrying, on average, approximately 3,000 to 4,000 items in stock.

Consistent with fine jewelry retailing in general, a substantial portion of our department store based fine jewelry sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our host store’s marketing efforts. A substantial portion of our sales occur during publicized sales events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See “Legal Proceedings”.

Purchasing and Inventory

A key element of our strategy has been to lower the working capital investment required for operating our existing locations and opening new locations. At the end of 2007, our net investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 64% of the total cost of our on-hand merchandise. At the end of 2007, approximately 25% of our merchandise was held on consignment and certain additional inventory had been purchased with extended payment terms. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we create opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory is at a level which we believe is low for the retail jewelry industry. In addition, this strategy reduces our inventory exposure to changing fashion trends because unsold consignment merchandise can be returned to the vendor.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

Personnel and Training

We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

As of the end of 2007, we regularly employed approximately 7,300 people of which approximately 95% were regional and local sales and supervisory personnel with the balance employed in administrative or executive capacities. Of our 7,300 employees, a substantial number are part-time employees, working less than 32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

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

Management Information and Inventory Control Systems

We use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, we are able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management. Our merchandising and inventory control systems and point-of-sale systems have provided improved analysis and reporting capabilities. Additionally, we measure the productivity of our sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size.

Item 1A. Risk Factors

Forward-Looking Information and Risk Factors that May Affect Future Results

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in the forward-looking statements made by us. See “Special Note Regarding Forward-Looking Statements” in Item 7 for additional risk factors.

The loss of our relationship with Macy’s, or significant store closures by our host store groups, would materially adversely affect our business.

We operate licensed fine jewelry departments in major department stores and, as such, our business is substantially dependent on our relationships with our host store groups, especially Macy’s. A decision by Macy’s, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

In 2007, our department store based fine jewelry sales constituted 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of our license agreements and the loss of 57 departments and 37 departments, respectively. In March 2008, Macy's signed a two-year extension of our license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which consists of 222 departments, through January 29, 2011. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue for Finlay. The total revenue generated from all of the Macy's locations (including Bloomingdale’s) in 2007 was approximately $438.6 million.

In February 2008, we received notification from NRDC that our license agreement for Lord & Taylor would not be renewed upon its expiration on January 31, 2009. We will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

In May 2006, the Holding Company announced that Belk would not renew our license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, in October 2006, Belk acquired Parisian from Saks. We operated 33 Parisian departments through August 4, 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

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

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our Revolving Credit Agreement. This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters, supply chain problems or any other cause, would have a material adverse effect on our profitability and our financial condition.

Our locations are heavily dependent on customer traffic and the continued popularity of our host stores and malls.

The success of our licensed fine jewelry departments depends, in part, on the ability of host stores to generate customer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Customer traffic, sales volume and earnings may be adversely affected by economic slowdowns or adverse weather conditions in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department and specialty jewelry stores where we do not have locations.

We may not be able to successfully identify, finance, integrate or make acquisitions outside of the licensed jewelry department business.

We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business, such as our acquisition of Bailey Banks & Biddle in November 2007, Congress in November 2006 and Carlyle in May 2005. There can be no assurance that these acquisitions or any other future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

Our substantial debt and the terms of our debt instruments could adversely affect our business.

We currently have a significant amount of debt. As of February 2, 2008, we had $200.0 million of debt outstanding under our 8 3/8% Senior Notes due June 1, 2012 (the “Senior Notes”). Additionally, at February 2, 2008, borrowings under the Revolving Credit Agreement were $224.2 million and we had letters of credit outstanding totaling $6.2 million under our Revolving Credit Facility. During 2007, our average revolver balance was $146.7 million and we peaked in usage at $368.2 million, at which point the available borrowings were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. Our high leverage could make us more vulnerable to general changes in the economy.

Our profitability depends, in part, upon our ability to continue to obtain substantial amounts of merchandise on consignment.

The willingness of vendors to enter into consignment arrangements may vary substantially from time to time based on a number of factors, including the type of merchandise involved, the vendors’ financial resources, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of other economic or competitive conditions in the jewelry business or generally.

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

The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. A significant change in prices of key commodities, including gold and diamonds, could adversely affect our business by reducing operating margins and impacting consumer demand if retail prices are increased significantly. Moreover, human rights issues in countries exporting diamonds and other precious gemstones may affect consumer demand for these products.

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

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors, and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor. There can be no assurance that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. A significant reduction in the collection of such allowances may negatively impact our future gross margins and/or increase future selling, general and administrative expenses (“SG&A”), and may reduce future net income.

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

In the event that our distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times to distribute merchandise to our stores during the time it takes to reopen or replace the affected facility.

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

The Revolving Credit Agreement and the indenture relating to the Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. As of February 2, 2008, we are in compliance with all of our covenants.

The future impact of legal and regulatory issues is unknown.

Our business is subject to government laws and regulations including, but not limited to, employment laws and regulations, state advertising regulations, quality standards imposed by federal law, and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. In addition, the future impact of litigation arising in the ordinary course of business may have an adverse effect on our financial results or reputation.

Our stand-alone jewelry store business could be adversely affected if it is unable to successfully negotiate favorable lease terms.

All of our stand-alone stores are leased with most having a term of ten years. Rent for those stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. We have generally been successful in negotiating leases for new stores and lease renewals. However, our stand-alone jewelry store business, financial condition and operating results could be adversely affected if we are unable to continue to negotiate favorable new and renewal lease terms.

We could have failures in our system of internal control over financial reporting.

We maintain a documented system of internal control over financial reporting which is reviewed and monitored by management, who meet regularly with the Audit Committee of our Board of Directors. We believe we have a well-designed system to maintain adequate internal control; however, there can be no assurances that control deficiencies will not arise in the future. Although we have devoted significant resources to document, test, monitor and improve our internal control, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that adequate controls will be effective in preventing fraud. Any failures in the effectiveness of our internal control over financial reporting could have a material adverse effect on the accuracy of our financial statements and our ability to detect fraud and could cause us to fail to meet reporting obligations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The only real estate owned by us are Finlay’s central distribution facility, totaling 106,200 square feet located in Orange, Connecticut and Carlyle’s administrative office, totaling approximately 19,700 square feet located in Greensboro, North Carolina. In addition, we lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information systems and other administrative functions. The leases for such space expire on September 30, 2008 but, in the case of the 529 Fifth Avenue leases, have been renewed through September 30, 2023. Generally, as part of our department store based fine jewelry license agreements, our host stores provide office space for our host store group management personnel free of charge. Congress’ 4,360 square foot administrative office is located in Bonita Springs, Florida, the lease for which expires on March 31, 2011.

At February 2, 2008, Bailey Banks & Biddle had a total of 69 leased stores, Carlyle had a total of 32 leased stores and Congress had five leased stores, which leases expire on various dates through 2017. Store leases are generally for a term of ten years. Rent for these stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 14, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the “regular” or “original” price. Our experience is consistent with this practice. A number of states in which we operate have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the “regular” or “original” prices for stated periods of time. Our management believes we are in substantial compliance with all applicable legal requirements with respect to such practices.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During 2007 and 2006, there were no cash dividends distributed to the Holding Company by us. Certain restrictive covenants in the indenture relating to our 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the “Senior Notes”) and the Revolving Credit Agreement impose limitations on the payment of dividends to the Holding Company. Additionally, the Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions to the Holding Company.

There was one record holder of our common stock at April 14, 2008.

We are a wholly-owned subsidiary of the Holding Company. Accordingly, there is no established public trading market for our common stock.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2007.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements, the results of operations of the stores closed have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. The statement of cash flows data and balance sheet data as of and for each of the years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 have been derived from our audited Consolidated Financial Statements. The results of operations for 2007 include Bailey Banks & Biddle’s results of operations since the date of acquisition. The results of operations for 2006 include Congress’ results of operations since the date of acquisition. The results of operations for 2005 include Carlyle’s results of operations since the date of acquisition.

	Fiscal Year Ended (1)
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands)
Statement of Operations Data:
Sales	$835,892	$739,021	$689,495	$626,580	$613,901
Cost of sales	455,664	392,012	352,407	313,073	305,516
Gross margin (3)	380,228	347,009	337,088	313,507	308,385
Selling, general and administrative expenses	347,255	322,676	304,525	282,817	277,573
Credit associated with the closure of Sonab (4)	-	-	-	(364)	-
Depreciation and amortization	15,545	14,756	14,524	14,314	14,069
Impairment of goodwill (5)	3,009	-	77,288	-	-
Income (loss) from operations	14,419	9,577	(59,249)	16,740	16,743
Interest expense, net	30,596	23,388	21,848	18,058	14,820
Other expense (6)	-	-	79	5,963	-
Income (loss) from continuing operations before income taxes	(16,177)	(13,811)	(81,176)	(7,281)	1,923
Provision (benefit) for income taxes	(5,887)	(5,754)	(6,955)	(4,470)	467
Income (loss) from continuing operations	(10,290)	(8,057)	(74,221)	(2,811)	1,456
Discontinued operations, net of tax (2)	236	12,457	18,456	22,298	11,788
Net income (loss)	$(10,054)	$4,400	$(55,765)	$19,487	$13,244

	Fiscal Year Ended (1)
	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Operating and Financial Data:
Number of locations (end of year on a continuing basis)	793	725	705	669	638
Percentage increase in sales	13.1%	7.2%	10.0%	2.1%	2.2%
Percentage increase (decrease) in comparable store sales (7)	(1.4)%	1.9%	0.7%	2.7%	2.3%
Average sales per location (8)	$1,101	$1,033	$1,004	$958	$933
EBITDA (9)	29,964	24,333	(44,725)	31,054	30,812

Most directly comparable GAAP measures:
Net income (loss)	$(10,054)	$4,400	$(55,765)	$19,487	$13,244
Cash flows provided by (used in) operating activities (10)	$73,298	$(43,439)	$26,248	$(14,172)	$48,279

Capital expenditures	$13,406	$11,834	$11,869	$12,667	$12,934

Cash flows provided by (used in):
Operating activities (10)	$73,298	$(43,439)	$26,248	$(14,172)	$48,279
Investing activities	(243,619)	(18,094)	(40,659)	(12,667)	(12,934)
Financing activities	173,318	35,739	(20,048)	(685)	(14,349)

Balance Sheet Data-End of Period:
Working capital	$214,773	$253,848	$248,639	$229,886	$197,297
Total assets	736,432	536,643	520,789	558,477	592,324
Short-term debt	224,231	45,876	-	-	-
Long-term debt	200,000	200,000	200,000	200,000	150,000
Total stockholder’s equity	105,525	116,604	112,568	164,857	185,100

(1)	Each of the fiscal years for which information is presented includes 52 weeks except 2006, which includes 53 weeks.
(2)
As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements, the results of operations of the stores closed have been segregated from continuing operations and reflected as discontinued operations for financial statement purposes for all periods presented. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

(3)
We utilize the last-in, first-out (“LIFO”) method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $10.0 million, $7.2 million, $2.6 million, $2.1 million and $4.5 million for 2007, 2006, 2005, 2004 and 2003, respectively. During 2004, we changed our method of determining price indices used in the valuation of LIFO inventories.

(4)
Included in Credit associated with the closure of Sonab, our former European licensed jewelry department subsidiary, for 2004 is a $0.4 million credit, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab.

(5)
During 2007, based on our annual assessment of the Congress goodwill, we determined that goodwill was impaired and the $3.0 million balance was eliminated. During 2005, Macy’s announced its intention to divest, beginning in 2006, certain stores in which we operated fine jewelry departments. Based on this business indicator, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005. Refer to Note 7 of the Notes to the Consolidated Financial Statements.

(6)
Other expense for 2005 includes approximately $0.1 million associated with a loss on foreign exchange related to a refund of foreign taxes. Other expense for 2004 includes pre-tax charges of approximately $6.0 million, including $4.4 million for redemption premiums paid on our previously outstanding $150.0 million senior notes, $1.3 million to write-off deferred financing costs related to the refinancing of this debt and $0.3 million for other expenses.

(7)
Comparable store sales are calculated by comparing sales from locations open for the same months in the comparable periods. Except for 2007 and 2006 which are presented on a continuing basis, these figures have not been restated to exclude the discontinued operations.

(8)	Average sales per location is determined by dividing sales by the average of the number of locations open at the beginning and at the end of each period.
(9)
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

EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (all as determined in accordance with generally accepted accounting principles (“GAAP”)) for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by generally accepted accounting principles. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for the analysis of our results as reported under GAAP. Some of these limitations include:

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

Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to Net income (loss) follows for the periods indicated:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands)
EBITDA	$29,964	$24,333	$(44,725)	$31,054	$30,812
Depreciation and amortization	(15,545)	(14,756)	(14,524)	(14,314)	(14,069)
Interest expense, net	(30,596)	(23,388)	(21,848)	(18,058)	(14,820)
Other expense	-	-	(79)	(5,963)	-
(Provision) benefit for income taxes	5,887	5,754	6,955	4,470	(467)
Discontinued operations	236	12,457	18,456	22,298	11,788
Net income (loss)	$(10,054)	$4,400	$(55,765)	$19,487	$13,244

Because we also consider EBITDA useful as a liquidity measure, a reconciliation of EBITDA to our net cash provided by (used in) operating activities follows for the periods indicated:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands)
EBITDA	$29,964	$24,333	$(44,725)	$31,054	$30,812
Impairment of goodwill	3,009	-	77,288	-	-
Discontinued operations, excluding write-down of goodwill and depreciation expense	409	16,098	23,057	25,303	30,193
Interest expense, net	(30,596)	(23,388)	(21,848)	(18,058)	(14,820)
Other expense	-	-	(79)	-	-
(Provision) benefit for income taxes	5,887	5,754	6,955	4,470	(467)
Loss on disposal of fixed assets	330	6,072	182	902	-
Write-off of deferred financing costs	1,213	-	-	-	-
Amortization of deferred financing costs	1,206	1,319	1,185	1,058	828
Credit associated with the closure of Sonab	-	-	-	(364)	-
Deferred income tax provision	(1,547)	(1,409)	(5,457)	12,235	6,759
Other	199	(411)	(288)	974	(7)
Changes in assets and liabilities, net of effects from acquisitions (11):
(Increase) decrease in accounts and other receivables	13,202	4,810	(23,002)	1,714	(7,501)
(Increase) decrease in merchandise inventories	29,953	(33,069)	1,989	(5,641)	(9,404)
(Increase) decrease in prepaid expenses and other	96	87	(262)	(362)	664
Increase (decrease) in accounts payable and accrued liabilities	17,556	(45,528)	10,050	(60,382)	10,656
Increase (decrease) in due to parent	2,417	1,893	1,203	(7,075)	566
Net cash provided by (used in) operating activities	$73,298	$(43,439)	$26,248	$(14,172)	$48,279

(10)	Included in 2006 as a use of cash is the increase in inventory as a result of the termination and retirement of $49.9 million under our former gold consignment agreement.
(11)	Represents the changes in assets and liabilities excluding the acquisitions of Bailey Banks & Biddle in 2007, Congress in 2006 and Carlyle in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•	Executive Overview – This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations – This section provides an analysis of the significant line items on the consolidated statements of operations.

•	Liquidity and Capital Resources – This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality – This section describes the effects of seasonality on our business.

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

•
Special Note Regarding Forward-Looking Statements – This section provides cautionary information about forward-looking statements and description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations.

In November 2007, we completed the acquisition of Bailey Banks & Biddle. The purchase price of approximately $200.0 million plus transaction fees was financed with borrowings under the Revolving Credit Agreement. Additionally, a post-closing inventory adjustment of $31.6 million was financed under the Revolving Credit Agreement. Bailey Banks & Biddle’s results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

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

Executive Overview

Our Business

We have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. We operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $272 per item. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,300 per item. As of February 2, 2008, we operated a total of 793 locations, including 687 department store based fine jewelry departments in ten host store groups, in 40 states and the District of Columbia, as well as 106 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 32 Carlyle stores in nine states, located principally in the southeastern United States and five Congress stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. With respect to our department store based fine jewelry departments, we believe that we are an important contributor to each of our host store groups. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. At the end of 2007, approximately 25% of our merchandise was held on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

Our stand-alone jewelry stores offer compelling shopping environments for the luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Our stand-alone jewelry stores each strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and by extending credit to their customers through credit card programs which are managed by third-parties.

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

2007 Highlights

Total sales were $835.9 million in 2007 compared to $739.0 million in 2006, an increase of 13.1%. Sales generated by our stand-alone specialty jewelry stores were $223.8 million in 2007 compared to $108.2 million in 2006 (which includes sales from the date of acquisition of Bailey Banks & Biddle and Congress in November 2007 and November 2006, respectively). Gross margin increased by $33.2 million in 2007 compared to 2006, and, as a percentage of sales, gross margin decreased by 1.5% from 47.0% to 45.5% primarily due to the increased cost of sales due to the change in mix of sales with higher sales in designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry stores at lower gross margins as well as a higher LIFO provision. Although SG&A increased by $24.6 million, as a percentage of sales, SG&A decreased 2.2% from 43.7% to 41.5%, due to corporate office cost savings.

During 2007, comparable store sales decreased 1.4% as a result of decreased consumer spending in a weak economic environment in the fourth quarter of 2007 as compared to the prior year period. Although we experienced a decline in 2007, over the past decade, through the successful execution of our marketing and merchandising strategy, we have generally experienced comparable store sales increases and we have consistently outperformed our host store groups with respect to these increases. We have an experienced management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base.

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states dedicated to the luxury market, offering jewelry and watches under high-end name brands, with an average sales price of approximately $1,200 per item and average store size of approximately 3,950 square feet.

In conjunction with the Bailey Banks & Biddle acquisition, our Revolving Credit Agreement was amended and restated and provides us with a senior secured revolving line of credit up to $550.0 million. We ended 2007 with borrowings under the Revolving Credit Agreement of $224.2 million compared to $45.9 million at the end of 2006. Maximum outstanding borrowings during 2007 peaked at $368.2 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. Refer to Note 8 of Notes to Consolidated Financial Statements.

Opportunities

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

With the November 2007 acquisition of Bailey Banks & Biddle, a premier luxury brand, we will have a significantly higher portion of our business dedicated to the specialty jewelry store and high-end sector. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry stores business.

Consumers spent approximately $65.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2007, an increase of approximately $24.0 billion over 1997, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment gift and special occasion sales.

In March 2008, we signed a two-year extension with Macy’s for the newly formed consolidated Macy’s Central division formerly known as the Macy’s South and Macy’s Midwest divisions. The amended license agreement extends our current contract until January 29, 2011, and covers 222 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

During 2007, we opened four departments within Dillard’s and two departments within the Bloomingdale’s stores. Further, we opened one new Carlyle store in 2007. Through the Bailey Banks & Biddle acquisition as well as opening new Carlyle stores and Bloomingdale’s departments, we will have a larger portion of our business dedicated to the luxury sector. In 2008, we plan to open four Carlyle stores and two Bailey Banks & Biddle stores.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Add locations within our existing stand-alone specialty jewelry store and department store based fine jewelry businesses;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Expand our most productive departments;

•	Continue to improve operating leverage;

•	Continue to raise customer service standards; and

•	De-leverage the balance sheet.

See “Business-General-Growth Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships;

•	Host store consolidation; and

•	Substantial debt leverage.

We operate licensed fine jewelry departments in major department stores and, as such, our business is substantially dependent on our relationships with our host store groups, especially Macy’s. A decision by Macy’s, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of these license agreements and the loss of 57 departments and 37 departments, respectively. In March 2008, Macy's signed a two-year extension of our license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which will consist of 222 doors. The amended license agreement extends our current contract until January 29, 2011. In 2007, our department store based fine jewelry sales were 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

In February 2008, we received notification from NRDC that our license agreement would not be renewed with Lord & Taylor upon its expiration on January 31, 2009. We will close a total of 47 Lord & Taylor locations at the end of 2008. In 2007, the Lord & Taylor locations generated approximately $44.0 million in sales.

In May 2006, the Holding Company announced that Belk would not renew our license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of $51.9 million in our Belk departments. Further, in October 2006, Belk acquired Parisian from Saks. We operated the Parisian departments through August 4, 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

We currently have a significant amount of debt. As of February 2, 2008, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at February 2, 2008, borrowings under the Revolving Credit Agreement were $224.2 million.

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006
Statement of Operations Data:
Sales	100%	100%	100%
Cost of sales	54.5	53.0	51.1
Gross margin	45.5	47.0	48.9
Selling, general and administrative expenses	41.5	43.7	44.2
Depreciation and amortization	1.9	2.0	2.1
Impairment of goodwill (1)	0.4	-	11.2
Income (loss) from operations	1.7	1.3	(8.6)
Interest expense, net	3.6	3.2	3.2
Loss from continuing operations before income taxes	(1.9)	(1.9)	(11.8)
Benefit for income taxes	(0.7)	(0.8)	(1.0)
Loss from continuing operations	(1.2)	(1.1)	(10.8)
Discontinued operations, net of tax (2)	-	1.7	2.7
Net income (loss)	(1.2)%	0.6%	(8.1)%

(1)	See Note 5 to “Selected Consolidated Financial Data”.
(2)	See Note 2 to “Selected Consolidated Financial Data”.

2007 Compared with 2006

Sales. Sales increased $96.9 million, or 13.1%, in 2007 compared to 2006. Sales include $612.1 million from the department store based fine jewelry departments which represented a 3.0% decrease compared to the $630.9 million in sales for 2006. Sales also include $223.8 million generated by our stand-alone specialty jewelry stores in 2007 compared to $108.2 million in 2006 (which includes sales from the date of acquisition of Bailey Banks & Biddle and Congress in November 2007 and November 2006, respectively). Comparable store sales decreased 1.4%.

During 2007, we opened 15 departments within existing host store groups, 70 specialty jewelry stores as a result of the Bailey Banks & Biddle acquisition and one new Carlyle store. Additionally, in 2007, we closed 48 departments and three stand-alone jewelry stores. The openings were comprised of the following:

Store Group	Number of Locations
Bailey Banks & Biddle	70
Macy’s	6
Dillard’s	4
Carlyle store	1
Other	5
Total	86

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	33	Department closings as a result of Parisian’s decision not to renew our license agreement.
Macy’s	5	Host decision to close these stores.
Carlyle stores	2	Management’s decision to close unprofitable stores.
Bailey Banks & Biddle store	1	Management’s decision to close an unprofitable store.
Other	10	Includes department closings within existing host store groups.
Total	51

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, watch and designer sales increased $4.9 million and $6.2 million, respectively, or 5.4% and 10.2%, respectively, in 2007 compared to 2006, due primarily to increased consumer demand.

Gross margin. Gross margin increased by $33.2 million in 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.5% from 47.0% to 45.5%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.5)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry division at lower gross margins as well as higher gold prices.

LIFO	(0.2)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory.
Other	0.2	Decreases in various other components of cost of sales.
Net decrease	(1.5)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $24.6 million, or 7.6%. SG&A dollars have increased as 2007 includes a full year of Congress’s SG&A as well as an increase in expenses as a result of the Bailey Banks & Biddle acquisition. As a percentage of sales, SG&A decreased by 2.2% from 43.7% to 41.5%. The components of this decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.1)%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	(1.1)	Decrease is primarily due to the significantly lower rent structure of our stand-alone stores as a percentage of sales compared to the department store based fine jewelry business.
Payroll expense and other	(1.0)	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Net decrease	(2.2)%

Depreciation and amortization. Depreciation and amortization increased by $0.8 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as the assets related to the Congress and Bailey Bank & Biddle acquisitions and accelerated depreciation associated with the Parisian stores, offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill. During 2007, based on our annual assessment of the Congress goodwill, we determined that goodwill was impaired and an impairment of $3.0 million, on a pre-tax basis, was recorded.

Interest expense, net. Interest expense increased by $7.2 million primarily as a result of higher average borrowings under the Revolving Credit Agreement. Average borrowings increased to $346.7 million for the 2007 period compared to $269.2 million for the 2006 period. The additional borrowings were used to finance the acquisition of Bailey Banks & Biddle. The weighted average interest rate on all outstanding borrowings were approximately 8.0% for 2007 compared to 8.2% for 2006.

Benefit for income taxes. The income tax benefit for the 2007 and 2006 periods reflects effective tax rates of 36.4% and 41.7%, respectively. The 2007 period reflects a benefit of approximately $1.2 million associated with the impairment of goodwill. Additionally, the 2007 and 2006 periods reflect benefits of approximately $209,000 and $50,000, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations. Discontinued operations for 2007 includes the results of operations of the 33 Parisian departments, which closed in July 2007. Discontinued operations for 2006 includes the Parisian departments, the Belk departments that closed in January 2007 as well as the Macy’s departments that closed during 2006. Sales related to these closed departments totaled $9.8 million in 2007 and $180.6 million in 2006. Gross margin, as a percentage of sales, related to discontinued departments decreased 4.8% from 48.1% in 2006 to 43.3% in 2007. The net income from discontinued operations for 2007 was $0.2 million compared to net income from discontinued operations of $12.5 million during the comparable period in 2006.

Net income (loss). Net loss of $10.1 million for the 2007 period compares to net income of $4.4 million in the prior period as a result of the factors discussed above.

2006 Compared with 2005

Sales. Sales increased $49.5 million, or 7.2%, in 2006 compared to 2005. Sales include $630.9 million from the department store based fine jewelry departments which represented a 1.8% increase compared to the $620.0 million in sales for 2005. Sales also include $108.2 million generated by our stand-alone jewelry stores in 2006 compared to $69.5 million in 2005 (which includes sales from the date of acquisition of Carlyle in May 2005 and of Congress in November 2006, respectively). Comparable store sales increased 1.9%.

During 2006, we opened 26 Finlay departments within existing host store groups and two Carlyle stores as well as five stores as a result of the Congress acquisition. Additionally, in 2006, we closed 283 Finlay departments and one Carlyle store. The openings were comprised of the following:

Store Group	Number of Locations
Dillard’s	15
Macy’s	7
Congress stores	5
Carlyle stores	2
Other	4
Total	33

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Macy’s	194	Stores were divested or phased into the Macy’s East or Macy’s West divisions as a result of the merger with May.
Belk	75	Department closings as a result of Belk’s decision not to renew our license agreement.
Carlyle store	1	Management’s decision to close an unprofitable location.
Other	14	Department closings within existing host store groups.
Total	284

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, watch and designer sales increased $8.1 million and $4.1 million, respectively, or 9.6% and 7.2%, respectively, in 2006 compared to 2005, due primarily to increased consumer demand.

Gross margin. Gross margin increased by $9.9 million in 2006 compared to 2005. As a percentage of sales, gross margin decreased by 1.9% from 48.9% to 47.0%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.4)%
Increase in merchandise cost of sales is due to the increased price of gold, lower vendor concessions and the mix of sales with higher sales in the diamond, designer and clearance categories, which have lower margins than other categories.

LIFO	(0.6)	Increase in the LIFO provision is due to increases in our internal price indices.
Other	0.1	Decrease in various other components of cost of sales.
Net decrease	(1.9)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $18.2 million, or 6.0%. SG&A dollars have increased as 2006 includes a full year of Carlyle’s SG&A. Additionally certain expenses for the department store based fine jewelry departments increase with higher sales, such as rent and sales commissions. As a percentage of sales, SG&A decreased by 0.5% from 44.2% to 43.7%. The components of this decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.3)%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	(0.4)	Decrease is primarily due to the significantly lower rent structure of our stand-alone stores as a percentage of sales compared to the department store based fine jewelry business.
Payroll expense	0.3	Increase in payroll expense is due to lower than expected sales in the fourth quarter of 2006 and therefore an unfavorable leveraging of field payroll.
Other	(0.1)	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Net decrease	(0.5)%

Depreciation and amortization. Depreciation and amortization increased by $0.2 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months, as well as accelerated depreciation associated with the closing of the Parisian stores, offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill. During the quarter ended July 30, 2005, Macy’s announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005.

Interest expense, net. Interest expense increased by $1.5 million primarily due to an increase in the weighted average interest rate (8.2% for the period in 2006 compared to 7.7% for the comparable period in 2005). Average borrowings decreased to $269.2 million for the 2006 period compared to $279.4 million for the 2005 period.

Other expense. Other expense for the 2005 period includes approximately $79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

Benefit for income taxes. The income tax benefit for both the 2006 and 2005 periods reflects effective tax rates of 41.7% and 66.0% (before reflecting the impairment of goodwill), respectively. The 2005 period reflects a benefit of approximately $0.2 million related to a refund of foreign taxes and includes a benefit of approximately $4.4 million associated with the impairment of goodwill. Additionally, the 2006 and 2005 periods reflect benefits of approximately $50,000 and $425,000, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations. Discontinued operations for 2006 and 2005 includes the results of operations for the 194 Macy’s stores closed during 2006, the results of operations of the Belk departments, which closed in January 2007, as well as the results of operations of the Parisian departments closed in July 2007. Sales related to these departments totaled $180.6 million for the year ended February 3, 2007 compared to $300.6 million in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 2.7% from 50.8% in 2005 to 48.1% in 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for 2006 was $12.5 million compared to net income from discontinued operations of $18.5 million during the comparable period in 2005.

Net income (loss). Net income of $4.4 million for the 2006 period compares to a net loss of $55.8 million in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position is presented in the following table:

	February 2, 2008	February 3, 2007
	(dollars in thousands)
Cash and cash equivalents	$4,701	$1,704
Working capital	214,773	253,848
Short-term debt	224,231	45,876
Long-term debt	200,000	200,000
Stockholder’s equity	105,525	116,604

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, capital expenditures for opening new locations, renovating existing locations, information technology investments and funding potential acquisitions. For 2007 and 2006, capital expenditures totaled $13.4 million and $11.8 million, respectively, exclusive of fixed assets acquired. Total capital expenditures for 2008 are estimated to be in the range of $18.0 million to $20.0 million.

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

Cash flows provided by (used in) operating, investing and financing activities for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 were as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Operating Activities	$73,298	$(43,439)	$26,248
Investing Activities	(243,619)	(18,094)	(40,659)
Financing Activities	173,318	35,739	(20,048)
Net increase (decrease) in cash and cash equivalents	$2,997	$(25,794)	$(34,459)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Capital expenditures for new locations, expansions and remodeling of existing locations;

•	Investments in technology; and

•	Strategic acquisitions.

Operating Activities

 The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows provided by operations were $73.3 million in 2007. Merchandise inventories decreased by $30.0 million, reflecting a reduction of Bailey Banks & Biddle inventory by approximately $20.0 million from the acquisition date through year end, as well as a $10.0 million inventory decrease at the other divisions for the fiscal year. Accounts receivable decreased to $13.8 million from $26.3 million primarily due to the impact of lower sales in our department store based fine jewelry business in January 2008 as compared to January 2007 as well as the 53rd week in 2006. Additionally, accounts payable increased to $110.5 million from $85.1 million primarily as a result of higher inventory purchases in the fourth quarter of the current year, in part due to the conversion of the gold consignment program to owned merchandise. In addition, Bailey Banks & Biddle had the impact of increasing accounts payable by $10.0 million.

Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2007, approximately 25% of our merchandise was held on consignment. Our working capital balance was $214.8 million at February 2, 2008, a decrease of $39.1 million from February 3, 2007.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $181.0 million as compared to February 3, 2007, as a result of the acquisition of Bailey Banks & Biddle, whose inventory levels were $191.5 million as of February 2, 2008.

Investing Activities

For 2007, net cash used in investing activities of $243.6 million primarily relates to the acquisition of Bailey Banks & Biddle, which accounted for $230.1 million of cash invested with a remaining amount of $5.6 million payable to Zale Corporation in February 2008. Cash used for capital expenditures totaled $13.4 million in 2007. Capital expenditures in 2007, 2006 and 2005 related primarily to expenditures for opening new locations and renovating existing locations. For 2006 and 2005, net cash used in investing activities totaled $18.1 million and $40.7 million, respectively. In 2006 and 2005, cash of $6.3 million and $28.8 million was utilized for the acquisitions of Congress and Carlyle, respectively.

Financing Activities

Proceeds from, and principal repayments on, the Revolving Credit Facility have been our primary financing activities. Net cash from financing activities was $173.3 million in 2007 and was used primarily for the acquisition of Bailey Banks & Biddle.

At our option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 7.5% and 7.7% for 2007 and 2006, respectively.

Borrowings under the Revolving Credit Agreement at February 2, 2008 were $224.2 million. The average amounts outstanding under the Revolving Credit Agreement during 2007 and 2006 were $146.7 million and $69.2 million, respectively. The maximum amount outstanding during 2007 was $368.2 million, at which point the available borrowings were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. At February 2, 2008 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities.

In November 2007, we completed the acquisition of specified assets and liabilities that comprise the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of approximately $200.0 million, plus transaction fees of approximately $4.1 million, was financed with borrowings under the Revolving Credit Agreement. A post-closing inventory adjustment of $31.6 million was also financed through borrowings under the Revolving Credit Agreement. Since the date of acquisition, Bailey Banks & Biddle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

In November 2006, we completed the stock purchase of Congress; a chain of five jewelry stores located in southwest Florida with a focus on the luxury market. The purchase price was $6.0 million plus transaction fees, and was financed with additional borrowings under the Revolving Credit Agreement. Congress’ revolving credit facility totaling $10.0 million was terminated and paid in full at the closing. Since the date of acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement. Refer to Note 7 of Notes to the Consolidated Financial Statements for a discussion of goodwill impairment in 2007.

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

A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of February 2, 2008, our outstanding borrowings were $424.2 million, which included a $200.0 million balance under the Senior Notes and $224.2 million balance under the Revolving Credit Agreement.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is the maintenance of a minimum of $30.0 million of availability under the facility. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Refer to Note 8 of Notes to the Consolidated Financial Statements. We were in compliance with all such covenants as of February 2, 2008.

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, we will, for the foreseeable future, be able to meet our debt service and anticipated working capital obligations and to make distributions to the Holding Company sufficient to permit the Holding Company to pay certain expenses as they come due. No assurances, however, can be given that our current level of operating results will continue or improve or that our income from operations will continue to be sufficient to permit us to meet our debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $28.9 million and $23.0 million in 2007 and 2006, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At February 2, 2008 and February 3, 2007, $217.9 million and $204.0 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2007, we had an average balance of consignment merchandise of $198.3 million as compared to an average balance of $296.5 million in 2006. The decrease is primarily associated with the termination of our former gold consignment agreement and the conversion of this merchandise to owned inventory.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of February 2, 2008 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012) (1)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	75,375	16,750	33,500	25,125	-
Operating lease obligations (2)	160,879	26,524	43,431	28,580	62,344
Revolving Credit Agreement (due 2012) (3)	224,231	224,231	-	-	-
Employment agreements	2,184	2,158	26	-	-
Contractual bonuses (4)	862	690	172	-	-
Letters of credit	6,174	6,174	-	-	-
Total	$669,705	$276,527	$77,129	$253,705	$62,344

(1)	In June 2004, we issued $200.0 million of Senior Notes due 2012. Refer to Note 8 of Notes to the Consolidated Financial Statements.
(2)	Represents future minimum payments under noncancellable operating leases as of February 2, 2008.

(3)
The above table excludes interest due under the Revolving Credit Agreement. The average interest rate during 2007 was 7.5%. The average amount outstanding during 2007 was $146.7 million. Refer to Note 8 of Notes to the Consolidated Financial Statements.

(4)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by us on the dates specified in the respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $104.9 million for 2007, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and were excluded from the above table. There were no commercial commitments outstanding as of February 2, 2008 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended February 2, 2008.

We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Other Activities Affecting Liquidity

We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $2.2 million at February 2, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and incentive compensation upon achieving specific financial goals. Several agreements provide for a special bonus equal to 50% of the executive’s salary if the executive remains employed with us for the duration of the agreement.

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2007 and 2006 each accounted for an average of approximately 43.8% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 17 of Notes to Consolidated Financial Statements.

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

Merchandise Inventories

We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy’s impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for 2007 and 2006.

We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of February 2, 2008, our shrink reserve totaled $0.4 million, compared to $0.2 million as of February 3, 2007. Additionally, during 2007 and 2006, inventory shrinkage amounted to approximately 0.4% and 0.5%, respectively, of sales.

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

Vendor allowances have been accounted for in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force, (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF No. 02-16”). Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. In 2007, 2006 and 2005, $8.1 million, $9.7 million and $11.3 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales.

As of February 2, 2008 and February 3, 2007, deferred vendor allowances totaled (i) $7.1 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $4.4 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. In 2007, we recorded an impairment charge of $3.0 million to write-off the goodwill related to Congress. We also review the estimated useful lives of the assets and reduce such lives if necessary.

 Revenue Recognition

 We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on historical evidence of our return rate. As of February 2, 2008 and February 3, 2007, our allowance for sales returns totaled $2.1 million and $1.9 million, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for 2007 and 2006. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Self-insurance Reserves

We are self-insured for medical and workers’ compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.7 million and $7.9 million at February 2, 2008 and February 3, 2007, respectively.

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized. Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

 Accounting for Acquisitions

In November 2007 and November 2006, we completed the acquisitions of Bailey Banks & Biddle, and Congress, respectively. In May 2005, we completed the acquisition of Carlyle. These acquisitions have been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities. We utilized estimates to determine the fair value of inventory and certain acquisition costs.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after January 31, 2009. We are subject to the remaining provisions of SFAS No. 157 beginning December 30, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning February 4, 2008. We have decided not to adopt this optional standard.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141(R)’’), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

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

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2007, a 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1.5 million in 2007. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities.

Commodity Risk

We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories relates to market price fluctuations and we currently do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-6

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	F-7

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (Loss) for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-8

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-9

Notes to Consolidated Financial Statements for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm regarding accounting or financial disclosure matters.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth on page F-2 of this report and is incorporated herein by reference. The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Eisner LLP, independent registered public accounting firm, as stated in its report which is set forth on page F-3 of this report.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Finlay Jewelry to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended February 2, 2008.

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

Name	Age	Position
Arthur E. Reiner	67	Chairman of the Board, President and Chief Executive Officer of the Holding Company, Chairman and Chief Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin	57	Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry
Leslie A. Philip	61	Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry
Edward J. Stein	63	Senior Vice President and Director of Stores of Finlay Jewelry
Joyce Manning Magrini	52	Executive Vice President – Administration of Finlay Jewelry
Bruce E. Zurlnick	56	Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Finlay Jewelry
David B. Cornstein	69	Director
Rohit M. Desai	69	Director
Ellen R. Levine	64	Director
Louis Lipschitz	63	Director
Norman S. Matthews	75	Director
Charles E. McCarthy	39	Director
Thomas M. Murnane	61	Director

Under the Holding Company’s Restated Certificate of Incorporation, the Holding Company’s Board of Directors is classified into three classes. The members of each class serve staggered three-year terms. Messrs. Desai, Lipschitz and Murnane are Class I directors; Messrs. Cornstein and Reiner are Class II directors; and Messrs. Matthews and McCarthy and Ms. Levine are Class III directors. The terms of the Class I, Class II and Class III directors expire at the Holding Company’s annual meeting of stockholders to be held in 2008, 2009 and 2010, respectively. Officers serve at the discretion of the Board of Directors.

The business experience, principal occupations and employment of each of the executive officers and directors of the Holding Company and Finlay Jewelry, together with their periods of service as executive officers and directors of the Holding Company and Finlay Jewelry, are set forth below.

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

Leslie A. Philip has been Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry since May 1997. From May 1995 to May 1997, Ms. Philip was Executive Vice President-Merchandising and Sales Promotion of Finlay Jewelry. From 1993 to May 1995, Ms. Philip was Senior Vice President--Advertising and Sales Promotion of Macy’s, and from 1988 to 1993, Ms. Philip was Senior Vice President--Merchandise--Fine Jewelry at Macy’s. Ms. Philip held various other positions at Macy’s from 1970 to 1988.

Edward J. Stein has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay’s predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983. Mr. Stein will retire on June 23, 2008.

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

Rohit M. Desai has been a director of the Holding Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which managed the assets of various institutional clients. Since its inception, it has sponsored four institutional investment partnerships, each with committed capital of between $325 million and $410 million. All of these partnerships have now successfully completed their investment programs. Mr. Desai also serves as a director of Atlas Acquisition Holdings Corp. and Alphatec Holdings, Inc.

Ellen R. Levine was appointed as a director of the Holding Company and Finlay Jewelry in January 2004. Ms. Levine was Editor-in-Chief of Good Housekeeping from 1994 until her promotion to Editorial Director of Hearst Magazines in 2006. Ms. Levine also served as Editor-in-Chief of two other major women’s magazines from 1982 to 1994. She is also a director of Gaylord Entertainment Company.

Louis Lipschitz was appointed as a director of the Holding Company and Finlay Jewelry in December 2006. Mr. Lipschitz retired from his position as Executive Vice President and Chief Financial Officer of Toys “R” Us, Inc. in March 2004. He had served in such position since 1996. He currently serves on the boards of Forward Industries, Inc., Majesco Entertainment Company and New York & Company, Inc.

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

Thomas M. Murnane has served as a director of the Holding Company and Finlay Jewelry since December 2002. Mr. Murnane is a retired partner of PricewaterhouseCoopers, LLP, who served in various capacities during his tenure with that firm since 1980, including Director of the firm’s Retail Strategy Consulting Practice, Director of Overall Strategy Consulting for the East Region of the United States, and Global Director of Marketing and Brand Management for PwC Consulting. Mr. Murnane is currently a co-principal and co-owner of ARC Business Advisors, a privately-held, boutique consulting firm. He is also a director of The Pantry, Inc., Captaris, Inc. and Pacific Sunwear of California, Inc.

Codes of Ethics

Finlay has adopted Codes of Ethics that apply to all of our directors and employees including, without limitation, our CEO, our CFO and all of our employees performing financial or accounting functions. The Codes of Ethics are posted on the Holding Company’s Web site, www.finlayenterprises.com under the heading “Governance”. The Holding Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Ethics by posting such information on its Web site at the location specified above. However, the Holding Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Commission either in addition to or in lieu of the Web site disclosure. The Holding Company will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Fine Jewelry Corporation, 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

Audit Committee

The Audit Committee of the Board of Directors consists of the following members of the Board of Directors of each of the Holding Company and Finlay Jewelry: Rohit M. Desai, Louis Lipschitz and Thomas M. Murnane, each of whom is an “independent director” under the NASDAQ listing standards and Commission regulations applicable to audit committee members. The Board of Directors of both the Holding Company and Finlay Jewelry have determined that Mr. Lipschitz, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

For purposes of this Executive Compensation discussion and the related executive compensation tables in this Item 11, references to the “Board of Directors” refer to the Holding Company’s Board of Directors, and references to “we,” “us” and “our” refer to the Holding Company and Finlay Jewelry collectively.

General

Compensation policies for our senior officers are overseen by the Holding Company’s Compensation Committee (referred to as the “Committee” for purposes of this Executive Compensation discussion). The principal functions of the Committee are to review and approve the compensation of our senior officers, based on formal performance evaluations, and review and recommend to the Board of Directors the compensation for non-employee directors. The Committee also makes recommendations to the Board of Directors with respect to targets and awards under our incentive compensation plans and equity-based plans. Except with respect to our incentive compensation and equity-based plans for which the Committee makes recommendations for approval by the Board of Directors, the Committee makes all executive compensation determinations which it then reports to the full Board of Directors for ratification.

The members of the Committee are appointed by the Board of Directors upon the recommendation of the Holding Company’s Nominating & Corporate Governance Committee. In addition to being independent under Nasdaq listing standards, each Committee member is also a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and an “outside director” within the meaning of Section 162(m)(4)(C) of the Internal Revenue Code of 1986, as amended (the “Code”). The Committee operates under a written charter adopted by the Board of Directors. A copy of the charter is available on our Web site, www.finlayenterprises.com, under “Governance”. While the charter permits the Committee to engage the services of a compensation consultant with respect to executive and/or director compensation matters, the Committee decided not to retain a consultant for 2007 and does not currently plan to engage one for 2008.

Compensation Committee Process

As noted above, the Committee retains the authority to determine senior officer compensation. In the course of administering our executive compensation programs, the Committee does, however, routinely seek the recommendations and assistance of our management in gathering relevant compensation information and preparing individual performance assessments. The Committee also requests that management provide various coordination and administrative services, such as scheduling meetings and distributing meeting materials. The Chief Executive Officer, General Counsel and Executive Vice President-Administration attend and participate in every Committee meeting, although no senior officer is present when the Committee is deliberating with respect to his or her own compensation. The Chief Executive Officer participates fully with the Committee in assessing the performance of the senior officers and in making recommendations on the level of compensation for each pay component. However, the Chief Executive Officer is not present for any discussions concerning his own compensation.

The compensation of our Chief Executive Officer is fixed by his employment agreement. For the compensation of the remaining senior officers, the Chief Executive Officer and Executive Vice President-Administration make recommendations to the Committee that generally, after discussion, are approved with minor adjustments. With respect to equity compensation awards, the Committee makes equity grants, generally based upon guidance from the Chief Executive Officer. However, in September 2003, the Committee delegated authority to the Chief Executive Officer to grant at his discretion, on an annual basis, equity awards under the Holding Company’s stock incentive plans for up to 15,000 shares in the aggregate. The Chief Executive Officer has not exercised this delegated authority to date, and all equity awards have been granted solely by the Committee.

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

Our current executive compensation program is a mix of short-term and long term incentives and consists of base salary, the potential for annual cash incentive compensation in the form of performance bonuses, the potential for long term incentive compensation in the form of stock options and restricted stock grants, the ability to participate in the Holding Company’s Executive Deferred Compensation and Stock Purchase Plan (the “Executive Deferred Compensation Plan”), and limited supplemental executive benefits. The Chief Executive Officer’s compensation mix is established by his employment agreement.

We believe our total compensation is competitive with the compensation paid by our competitors, but due to the limited liquidity of our common stock, base salary and cash incentive compensation may represent a higher percentage of total compensation for our executive officers than is the case with our competitors.

Compensation of Chief Executive Officer

Mr. Reiner’s compensation is governed by the terms of his employment agreement dated as of January 30, 2005 and amended March 11, 2008. The term of that agreement is January 30, 2005 to January 31, 2009, unless earlier terminated in accordance with its provisions. As our Chief Executive Officer is in a unique position to help us achieve our annual and long term goals, his higher compensation is reflective of that role as well as his years of experience and historical accomplishments. His employment agreement provides for the payment of a minimum annual base salary of $1,005,000 and an annual award of time-vesting restricted stock in an amount equal to $500,000, which may, at the discretion of the Compensation Committee, be paid in cash. In addition, Mr. Reiner is entitled to receive a cash bonus (“Cash Incentive Compensation”) and nonrestricted stock (“Stock Incentive Compensation” and collectively with the Cash Incentive Compensation, the “Incentive Compensation”) based on the attainment of financial objectives approved by the Committee and ratified by the Board of Directors.

Summary Compensation Table
Fiscal Year Ended February 2, 2008

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal year ended February 2, 2008 and February 3, 2007, as follows:
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)(7)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)
Arthur E. Reiner Chairman, President and Chief Executive Officer of the Holding Company and Chairman and Chief Executive Officer of Finlay Jewelry	2007	$1,005,000	$500,000	(2)	$451,393	—	—	—	$83,396	$2,039,789
	2006	1,005,000	200,000	(3)	472,391	$28,800	$1,039,840	—	86,289	2,832,320

Bruce E. Zurlnick Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Finlay Jewelry	2007	310,000	—		57,540	1,986	—	—	12,052	381,578
	2006	310,000	—		63,250	7,200	192,448	—	12,267	585,165

Joseph M. Melvin Executive Vice President, and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry	2007	452,056	—		95,762	3,575	—	—	12,052	563,445
	2006	452,056	—		108,440	12,960	280,636	—	13,347	867,439

Leslie A. Philip Executive Vice President, and Chief Merchandising Officer of the Holding Company and Finlay Jewelry	2007	471,690	—		79,797	3,575	—	—	13,294	568,356
	2006	471,690	—		110,639	14,400	292,825	—	14,589	904,143

Edward J. Stein Senior Vice President and Director of Stores of Finlay Jewelry	2007	390,056	—		79,890	1,192	—	—	13,294	484,432
	2006	390,056	—		82,589	7,200	242,147	—	122,639	844,631

(1)	Annual cash bonuses earned under the Cash Bonus Plan are reported in the “Non-Equity Incentive Plan Compensation” column.

(2)
This amount represents the cash payment to Mr. Reiner in February 2008 of his Restricted Stock Time-Based Bonus award for 2007 pursuant to the terms of his employment agreement, as modified by the agreement to pay this equity award in cash for 2007.

(3)
This amount represents the cash payment to Mr. Reiner in April 2007 of his Stock Incentive Compensation award for 2006 pursuant to the terms of his employment agreement, as modified by the agreement to pay this equity award in cash for 2006.

(4)
The amounts in this column reflect the compensation costs of restricted stock and matching RSUs granted under the Long Term Incentive Plan (adopted in 1993) (the “1993 Plan”), 1997 Long Term Incentive Plan (the “1997 Plan”) or 2007 Long Term Incentive Plan (the “2007 Plan”) for financial reporting purposes for 2007 and 2006, respectively, under SFAS 123(R), and thus may include amounts from awards granted in and prior to the respective fiscal year. These amounts reflect our accounting expense for these awards, and do not reflect compensation actually received by the named executive officer. See Note 11, “Stock-Based Compensation” to our Consolidated Financial Statements for the assumptions made in determining SFAS 123(R) values.

(5)
The amounts in this column reflect the compensation cost of stock options granted under the 1993 Plan, 1997 Plan or 2007 Plan for financial reporting purposes for 2007 and 2006, respectively, under SFAS 123(R), and thus may include amounts from awards granted in and prior to the respective fiscal year. These amounts reflect our accounting expense for these awards, and do not reflect compensation actually received by the named executive officer. See Note 11, “Stock-Based Compensation” to our Consolidated Financial Statements for the assumptions made in determining SFAS 123(R) values. During 2007, the following stock options expired without being exercised by the named executive officers: Mr. Reiner: 300,000 options with exercise prices ranging from $13.88 to $14.00 per share; Mr. Zurlnick: 3,000 options with an exercise price of $8.25 per share; Mr. Melvin: 50,000 options with an exercise price of $14.88 per share; Ms. Philip: 46,667 options with exercise prices ranging from $13.88 to $23.19 per share; and Mr. Stein: 12,667 options with an exercise price of $8.25.

(6)
This column reflects amounts earned by the Chief Executive Officer under his employment agreement and the Cash Bonus Plan and by all other named executive officers under the Cash Bonus Plan during 2006, which amounts were paid on April 25, 2007. Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of a portion of these awards into the Executive Deferred Compensation Plan.

(7)
Each of the named executive officers other than Ms. Philip elected to defer amounts equal to 25% of their target cash bonus amount or cash bonus earned for the fiscal year ended February 3, 2007 under the Executive Deferred Compensation Plan, pursuant to which RSUs were credited to their accounts on April 25, 2007. Each of the named executive officers other than Ms. Philip elected to defer amounts equal to 25% of their target cash bonus amount or cash bonus earned for the fiscal year ended February 2, 2008 under the Executive Deferred Compensation Plan.  Since no cash bonuses were earned for 2007, no RSUs will be credited to their accounts.  As of February 2, 2008, the named executive officers owned RSUs in the amounts set forth below:

	Participant	Matching
	RSUs	RSUs
		Vested	Unvested
Arthur E. Reiner	67,570	—	67,570
Bruce E. Zurlnick	16,042	2,417	13,625
Joseph M. Melvin	19,936	—	19,936
Leslie A. Philip	8,220	—	8,820
Edward J. Stein	20,876	—	20,876

(8)	The amounts in this column for 2007 are reflected in the All Other Compensation table below, which includes perquisites, employee benefits and company contributions to the 401(k) plan.

All Other Compensation

Name	Perquisites and Other Personal Benefits ($)		Tax Gross-Ups and Reimbursements ($)		Medical Benefits ($) (3)	Company Contributions to Defined Contribution Plans ($) (4)	Company-paid Insurance Premiums ($) (5)	Total ($)
ARTHUR E. REINER	$9,451	(1)	$30,282	(2)	—	$5,625	$38,038	$83,396
BRUCE E. ZURLNICK	—		—		$4,105	5,625	2,322	12,052
JOSEPH M. MELVIN	—		—		4,105	5,625	2,322	12,052
LESLIE A. PHILIP	—		—		4,105	5,625	3,564	13,294
EDWARD J. STEIN	—		—		4,105	5,625	3,564	13,294

(1)	This amount reflects the portion of the car allowance provided to Mr. Reiner that relates to his personal rather than business use.

(2)	This amount reflects tax equalization payments made in connection with life insurance premiums paid by us on behalf of Mr. Reiner.

(3)	Amounts in this column reflect the insurance premiums paid in respect of the named executive officer under the Executive Medical Reimbursement Plan.

(4)	Amounts in this column reflect the dollar amount of all matching contributions and profit-sharing contributions under our 401(k) plan allocated to the account of each named executive officer.

(5)	Amounts in this column reflect insurance premiums paid by us with respect to life insurance for the benefit of each named executive officer.

Annual Cash Bonuses

Annual cash bonuses for our named executive officers are awarded under our Cash Bonus Plan as approved by the Holding Company’s stockholders in 2004 and again in 2007, and are formula-driven. The Cash Bonus Plan is intended to provide annual incentives to executive officers in a manner designed to reinforce our performance goals, to link a significant portion of the executives’ compensation to the achievement of such goals, and to continue to attract, motivate and retain key executives on a competitive basis, while seeking to preserve for our benefit, to the extent practicable, the associated Federal income tax deduction for payments of qualified ‘‘performance-based’’ compensation.

Under the Cash Bonus Plan, the Committee does not have discretion to increase bonus amounts over the level determined by application of the performance goal formula(s) and is required to certify, prior to payment, that the performance goals underlying the bonus payments have been satisfied. However, in limited circumstances, the Committee does have the ability to adjust the performance goals to account for extraordinary events. For fiscal 2005, 2006 and 2007, the bonus opportunity for each executive officer under the Cash Bonus Plan for each performance period was related by a specific formula to the executive officer’s base salary at the start of the performance period. The maximum bonus paid under the plan to any individual in respect of any fiscal year may not exceed $2.0 million. Since the Cash Bonus Plan was established in 2004, no bonus payout to an executive officer other than the Chief Executive Officer under the plan has exceeded $300,000 in any single fiscal year. The Chief Executive Officer’s annual cash bonus is governed by the terms of his employment agreement. However, the Cash Bonus Plan was adopted with the intent for the Chief Executive Officer’s annual cash bonuses to be awarded under the plan whenever possible. The Chief Executive Officer’s Cash Incentive Compensation has been awarded under the Cash Bonus Plan since the plan was adopted, and has not exceeded $1.1 million in any single fiscal year.

The Committee selected EBITA (defined as earnings before interest, taxes and amortization of goodwill on a FIFO basis) as the performance measure for the Chief Executive Officer’s incentive compensation when negotiating his employment agreement in January 2005. Consistent with the Committee’s belief that annual cash bonuses for all executive officers should be governed by the same measures of our performance, EBITA is the performance measure applied to all executive officer incentive compensation. The Committee selected this performance measure because it believes that EBITA is a measure of our performance that the senior management team can most directly influence.

Each April, following the close of the prior fiscal year, the Committee determines the level of performance achieved with respect to the prior year’s cash bonus award targets and establishes the cash bonus incentive targets for the new fiscal year (the “Target Level”).

Under the Cash Bonus Plan, for fiscal 2005, 2006 and 2007, if EBITA is 100% of the Target Level, cash bonuses will be payable to each of the named executive officers (other than the Chief Executive Officer whose incentive compensation formula is set forth in his employment agreement) in the amount of 60% of each executive officer’s then current base salary. Consistent with the plan’s purpose of rewarding company performance, there is no maximum amount that could be earned under this award formula, other than the stated plan maximum. The incentive targets will not result in a payout if our performance is below 80% of the Target Level. These targets are scaled so that if EBITA is 80% of the Target Level, cash bonuses will be payable in the amount of 20% of each executive officer’s then current base salary, and if EBITA exceeds 80%, then the bonus payout will be 20% of the executive officer’s base salary plus 2% for each percentage point by which EBITA exceeds 80% of the Target Level. Receipt of any cash incentive compensation under this plan is contingent on the executive officer’s continued employment through the payment date.

As provided in his employment agreement, the target amount of Mr. Reiner’s annual Cash Incentive Compensation is based on his base salary at the beginning of the year, with the actual amount determined by the extent to which the target EBITA level is met for such year. The target EBITA level for each year must be determined by the Committee during the first 90 days of the fiscal year and may be subsequently adjusted by the Committee to reflect material changes (such as acquisitions or divestitures) that were not anticipated at the time the target level was established. According to Mr. Reiner’s employment agreement, if EBITA in any fiscal year is 80% of the Target Level, his Cash Incentive Compensation is 33.333% of his base salary. If EBITA exceeds 80% of the Target Level, the percentage payable will increase 3.333% for each percentage point by which EBITA exceeds 80% of the Target Level. Under this formula, if EBITA for 2007 was 100% of the Target Level, Mr. Reiner would earn a cash bonus in the amount of 100% of his 2007 base salary. If EBITA levels exceed 100% of the Target Level, Mr. Reiner’s Cash Incentive Compensation can exceed his base salary. Mr. Reiner is not entitled to any Cash Incentive Compensation payment for any fiscal year in which EBITA is less than 80% of the Target Level for such fiscal year.

The Committee has not historically granted discretionary cash bonuses to executive officers outside of the Cash Bonus Plan.

Equity Incentives

Historically, the primary form of equity compensation that we awarded consisted of stock options. However, beginning in 2003, in recognition of the trend among companies toward other forms of equity compensation and the change in accounting treatment of stock options, the Committee began moving toward granting limited amounts of time-vested restricted stock in addition to minimal numbers of stock options. Contractually obligated grants to the Chief Executive Officer have been made pursuant to his employment agreement.

Stock option grants in prior years were made upon recommendation of the Committee and coordinated with regularly-scheduled Board of Directors’ meetings. All option grants were made at the fair market value on the date of grant, defined as the volume-weighted average of the common stock’s trading price on such grant date. All options granted to senior management vest over a three or five-year period beginning with the first anniversary of the date of the grant and expire after ten years.

Under his employment agreement, Mr. Reiner receives annually Stock Incentive Compensation having an aggregate fair market value of up to $400,000, with the actual amount determined by the extent to which the target EBITA level is met for such year (“Performance-Based Stock Award”). For purposes of this Performance-Based Stock Award, fair market value is the mean between the high and low sales price of the Holding Company’s Common Stock on Nasdaq on the date on which our audited financial statements have been completed by our independent public accountants, or, if there is no such sale on that date, on the last preceding date on which such a sale was made. The payout formula, minimum performance level and each year’s target EBITA level for the Performance-Based Stock Award are the same as for Mr. Reiner’s Cash Incentive Compensation, except that his Performance-Based Stock Award may not exceed the $400,000 target amount in any fiscal year. Any stock awarded to Mr. Reiner in connection with his Performance-Based Stock Award is vested immediately.

As noted above, Mr. Reiner is also entitled to receive, for each fiscal year during the employment term, shares of time-vesting restricted stock having an aggregate market value nearest to $500,000 (“Restricted Stock Time-Based Bonus”). For purposes of this Restricted Stock Time-Based Bonus, fair market value is determined in the same manner as for the Performance-Based Stock Award except that the relevant measurement date is the last day of the fiscal year on which the Holding Company’s Common Stock trades. This award of restricted stock is made immediately following the close of each fiscal year. The restricted stock awarded to Mr. Reiner in connection with his Restricted Stock Time-Based Bonus for 2005 and 2006 vested in full on February 2, 2008. Because there were not enough shares available under the 2007 Plan to grant his 2007 award in stock, Mr. Reiner and the Holding Company agreed that he would receive his 2007 Restricted Stock Time-Based Bonus in cash rather than in stock. Any restricted stock awarded to Mr. Reiner in connection with his Restricted Stock Time-Based Bonus for fiscal year 2008, vests in full on January 31, 2009 if he has been continuously employed by us on that date.

401(k) Plan

We maintain a 401(k) plan to provide retirement benefits for all personnel. Historically, this plan provided for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee’s salary (as limited by the Code), which began to vest upon the completion of two years of employment and accrued at the rate of 20% per year. Additionally, we had the option to contribute 2% of the employee’s earnings annually, as limited by the Code, which began to vest upon the completion of three years of employment and accrued at the rate of 20% per year. Effective with the 2006 plan year, we changed the matching contribution under the 401(k) plan to $0.50 for each $1.00 of employee contribution, up to 5% of the employee’s salary (as limited by the Code), and eliminated making future discretionary profit-sharing contributions under the plan.

In addition, Carlyle maintains a separate employee tax savings plan under Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee’s earnings. Carlyle has discretion to make additional contributions to the plan; however, no additional contributions were made during 2007.

Benefits and Perquisites

We generally do not provide personal benefits to our executives that are not also available generally to all salaried employees. With the exception of our Executive Medical Reimbursement Plan, our executives receive health and welfare benefits under the same programs and on the same basis as our employees in general. Our senior officers are eligible to participate in our 401(k) plan on the same basis as our employees generally (including our contributions to the 401(k) plan), with the exception of Carlyle which maintains its own 401(k) plan. We do not maintain a defined benefit pension plan or provide post-retirement health coverage.

Our Executive Medical Reimbursement Plan reimburses executives in annual amounts up to $10,000 per year for necessary medical expenses incurred (including the cost of deductibles) which are not covered by our underlying medical benefits plans. Mr. Reiner does not participate in this plan.

We provide enhanced relocation benefits to our senior officers to assist them with the cost of company-mandated relocation and also provide to Mr. Reiner and Mr. Melvin an annual car allowance; benefits the Committee believes are consistent and competitive with benefits provided to executives in similar positions at the companies with whom we compete for executive talent and the industry in general.

Long Term Incentive Plans

The principal vehicles for awarding stock-based compensation have been the Holding Company’s 1993 and 1997 Plans, pursuant to which we have awarded stock options, restricted and nonrestricted stock awards, and restricted stock units under the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan discussed under “Director Compensation” below. In June 2007, the Holding Company’s stockholders approved the merger of the 1993 and 1997 Plans into a new long term incentive plan, called the 2007 Long Term Incentive Plan.

The 2007 Plan permits the Holding Company to grant non-incentive stock options, restricted and nonrestricted stock, restricted stock units and performance awards, including awards that qualify as “performance-based compensation” under Section 162(m) of the Code. In connection with approval of the 2007 Plan, beginning June 19, 2007, no new awards may be made under the 1993 Plan or 1997 Plan, and all shares that were available to be granted as awards under the 1993 Plan and the 1997 Plan became available to be granted as awards under the 2007 Plan. Shares from forfeited awards made under the 1993 Plan or 1997 Plan or shares from awards made under the 1993 Plan or 1997 Plan that are settled in cash or which otherwise terminate after June 19, 2007 are available to be granted as awards under the 2007 Plan.

An aggregate of 469,974 shares of the Holding Company’s Common Stock has been reserved for issuance pursuant to the 2007 Plan. As of February 2, 2008, no shares have been issued in connection with exercises of options granted under the 2007 Plan, 275,000 shares are reserved for issuance upon the exercise of currently outstanding options at an exercise price of $2.71 per share and 39,346 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. As of February 2, 2008, 155,628 shares of the Holding Company’s Common Stock are available for future grants under the 2007 Plan.

The 1993 Plan permitted the Holding Company to grant to key employees, directors, consultants and certain other persons the following: (i) incentive or non-incentive stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards; (v) performance units based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in the Holding Company’s Common Stock; or (vi) any combination of the foregoing. As of February 2, 2008, 511,111 shares of the Holding Company’s Common Stock have been issued in connection with exercises of options granted under the 1993 Plan, 13,000 shares are reserved for issuance upon exercise of outstanding options and 145,699 shares have been issued or are subject to purchase and awards of restricted stock and restricted stock units.

The 1997 Plan permitted us to grant the same types of awards as permitted under the 1993 Plan. As of February 2, 2008, 294,494 shares of the Holding Company’s Common Stock have been issued in connection with exercises of options granted under the 1997 Plan, 575,200 shares are reserved for issuance upon exercise of outstanding options and 848,118 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units.

Executive Deferred Compensation and Stock Purchase Plan

In addition to giving us the ability to make stock-based awards to current or future designated executives, the Executive Deferred Compensation Plan provides an opportunity to defer compensation, which is a compensation element we believe is available to executives at other companies with whom we compete for executive talent. The plan also provides a vehicle for designated executives to acquire the Holding Company’s Common Stock and raise the level of stock ownership in the Holding Company by these executives, thereby strengthening the mutuality of interests between them and the Holding Company’s stockholders.

Under the Executive Deferred Compensation Plan, designated executives are eligible to receive RSUs through the elective deferral of 25% of their annual actual or target bonus that would otherwise be paid in cash under our Cash Bonus Plan. An RSU is a unit of measurement equivalent to one share of the Holding Company’s Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the Executive Deferred Compensation Plan: (i) participant RSUs received in lieu of cash bonus amounts, and (ii) matching RSUs, where the Holding Company credits the executive’s plan account with one matching RSU for each participant RSU that the participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as more fully described below.

Participant RSUs are credited under the Executive Deferred Compensation Plan to a participant’s account on April 25th of each plan year in an amount equal to 25% of the executive’s target or actual bonus received divided by the fair market value of a share of common stock on the award date (with fair market value defined in the plan as the volume-weighted average trading price of a share of common stock on Nasdaq for such date or, if there is no sale on that date, then on the last preceding date on which a sale was reported).

At the time of distribution under the Executive Deferred Compensation Plan, RSUs are converted into actual shares of Common Stock of the Holding Company. Subject to the requirements of Section 409A of the Code, for each participant RSU, a participant will receive one share of Common Stock (and cash in lieu of fractional shares) as soon as practicable following the earlier of the participant’s termination of employment or the expiration of the deferral period elected by the participant (i.e., three, five or seven years after an award date, or as extended or terminated earlier in accordance with the plan). For each vested matching RSU, a participant will receive one share of Common Stock (and cash in lieu of fractional shares) as soon as practicable following the earlier of the participant’s termination of employment or the expiration of the deferral period elected by the participant, provided that if a participant’s employment or directorship is terminated for any reason other than due to death, “disability”, or a “change of control” or a termination of the Executive Deferred Compensation Plan, each vested matching RSU in a participant’s account will be distributed 12 months after such termination.

Participant RSUs are fully vested at all times. Matching RSUs under the Executive Deferred Compensation Plan vest three years after the applicable award date, provided the executive is continuously employed by us or a subsidiary from the award date through the applicable vesting date. In the event an executive’s employment is terminated for any reason (other than by us without “cause” or as a result of death, “disability,” “retirement” or a “change of control” (as each such term is defined in the plan)) prior to the applicable vesting date, all unvested matching RSUs are forfeited. Notwithstanding the foregoing, upon a participant’s death, “disability” or upon a “change of control,” in each case while employed by us or a subsidiary, all unvested matching RSUs will become 100% vested. Upon a termination of a participant’s employment by us or a subsidiary without “cause” or upon “retirement” (as each such term is defined in the plan), a participant’s unvested matching RSUs will be subject to pro-rata vesting, based on the number of whole years employed in a particular vesting period, and any remaining unvested matching RSUs will be forfeited.

If a participant engages in “detrimental activity” (as defined in the plan) while employed or during a period commencing on the participant’s termination date and ending one year following the date that a participant terminates employment: (i) the participant will forfeit both vested and unvested matching RSUs to the extent not yet distributed to a participant, and (ii) the Holding Company may recover from such participant, the value of any shares of Common Stock that were distributed under the plan attributable to such matching RSUs, valued at the greater of the “fair market value” on the date the participant received the distribution under the plan or the date that the participant engaged in “detrimental activity.”

Outstanding Equity Awards at 2007 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by our named executive officers at the end of 2007.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
ARTHUR E. REINER	100,000	—	—	12.75	2/16/2010	9,427	(4)	17,440	—	—
	60,000	—	—	7.05	9/28/2011	13,439	(3)	24,862	—	—
	—	—	—	—	—	44,704	(2)	82,702	—	—
BRUCE E. ZURLNICK	5,000	—	—	8.25	6/22/2008	2,865	(4)	5,300	—	—
	10,000	—	—	13.5625	12/20/2009	2,487	(3)	4,601	—	—
	5,000	—	—	12.75	2/16/2010	3,600	(5)	6,660	—	—
	15,000	—	—	7.05	9/28/2011	8,273	(2)	15,305	—	—
	—	25,000	—	2.7122	12/4/2017	—		—	—	—
JOSEPH M. MELVIN	10,000	—	—	24.3125	6/22/2008	4,244	(4)	7,851	—	—
	20,000	—	—	8.25	12/1/2008	3,627	(3)	6,710	—	—
	20,000	—	—	12.75	2/16/2010	7,200	(5)	13,320	—	—
	27,000	—	—	7.05	9/28/2011	12,065	(2)	22,320	—	—
	—	45,000	—	2.7122	12/4/2017	—		—	—	—
LESLIE A. PHILIP	30,000	—	—	8.25	12/1/2008	4,435	(4)	8,205	—	—
	30,000	—	—	12.75	2/16/2010	3,785	(3)	7,002	—	—
	30,000	—	—	7.05	9/28/2011	7,200	(5)	13,320	—	—
	—	45,000	—	2.7122	12/4/2017	—		—	—	—
EDWARD J. STEIN	10,000	—	—	8.25	6/22/2008	4,490	(4)	8,307	—	—
	20,000	—	—	13.4219	9/9/2009	5,976	(3)	11,056	—	—
	10,000	—	—	12.75	2/16/2010	3,600	(5)	6,660	—	—
	15,000	—	—	7.05	9/28/2011	10,410	(2)	19,259	—	—
	—	15,000	—	2.7122	12/4/2017	—		—	—	—

(1)
Options with expiration dates before 2017 vest completely and become fully exercisable on the fifth anniversary of their grant date and expire on the day before the tenth anniversary of their grant date; options with expiration dates in or after 2017 vest completely and become fully exercisable on the third anniversary of their grant date and expire on the day before the tenth anniversary of their grant date.

(2)
Reflects the number of unvested matching RSUs as of February 2, 2008 awarded in April 2007 held for the account of the named executive officer pursuant to the Executive Deferred Compensation Plan. These matching RSUs vest on the third anniversary of their award date.

(3)
Reflects the number of unvested matching RSUs as of February 2, 2008 awarded in April 2006 held for the account of the named executive officer pursuant to the Executive Deferred Compensation Plan. These matching RSUs vest on the third anniversary of their award date.

(4)
Reflects the number of unvested matching RSUs as of February 2, 2008 awarded in April 2005 held for the account of the named executive officer pursuant to the Executive Deferred Compensation Plan. These matching RSUs vest on the third anniversary of their award date.

(5)
Reflects unvested restricted stock awarded to each named executive officer in April 2005, which shares are to be received upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by us.

(6)	Reflects the number of unvested RSUs and restricted stock held as of February 2, 2008 multiplied by $1.85, the closing price of the Holding Company’s Common Stock on that date.

Potential Payments upon Termination or Change of Control

Pursuant to the terms of their employment agreements, the Change of Control Executive Severance Plan, the Executive Deferred Compensation Plan, the 1993, 1997 and 2007 Long Term Incentive Plans and individual award agreements under those plans, our named executive officers are entitled to certain payments or benefits upon a change of control of the Holding Company or in connection with certain termination events. In connection with his planned retirement on June 23, 2008, Finlay and Mr. Stein entered into a Severance Agreement and General Release which replaces his prior employment agreement and governs his termination compensation.

Chief Executive Officer

If, at the expiration of the employment term (or earlier under specified circumstances), Mr. Reiner and Finlay cannot agree upon terms to continue Mr. Reiner's employment, or if his employment is terminated without “cause” or by Mr. Reiner for “good reason” (as defined in his employment agreement), he would be entitled to receive a severance payment of one year's base salary plus an amount equal to the greater of: (i) his Cash Incentive Compensation paid for the most recently completed fiscal year, or (ii) one year's base salary (“Severance Amount”). Mr. Reiner would also be entitled to continued payment of premiums on his term life insurance for the remainder of the term of his agreement.

If Mr. Reiner's employment is terminated prior to a “change of control” (as defined in his employment agreement) either by Finlay without “cause” or by Mr. Reiner for “good reason,” Mr. Reiner will continue to receive his base salary for the balance of the term and Incentive Compensation (calculated as though 110% of the Target Level were achieved) as if such termination had not occurred. Mr. Reiner would also be entitled to receive upon termination, all of the Restricted Stock Time-Based Bonuses issuable under the terms of his employment agreement, the Severance Amount and insurance and other benefits. If such termination occurs within 90 days prior to a “change of control” then Mr. Reiner will also receive the amounts described below that are payable upon a change of control but only to the extent such amounts exceed the amounts described in this paragraph.

In the event Mr. Reiner's employment is terminated by Finlay without “cause” or by Mr. Reiner for “good reason” in connection with or following a “change of control,” or by Mr. Reiner for any reason within 90 days following a change of control, Mr. Reiner would be entitled to a lump sum payment of 299% of his “base amount” (as defined in Section 280G(b)(3) of the Code), subject to certain restrictions, and all of the Restricted Stock Time-Based Bonuses and Performance-Based Stock Awards issuable under the terms of his employment agreement.

Mr. Reiner’s employment agreement defines “good reason” to include: (1) any material breach by us of certain provisions in the agreement; (2) a reduction in his base salary, Incentive Compensation opportunity or Restricted Stock Time-Based Bonus; (3) our failure to use reasonable efforts to cause him to remain a director; (4) the relocation of our principal executive offices to more than 30 miles outside of New York City; in each case only if he notifies the Board of Directors in writing of the occurrence of such event and the Board of Directors fails to remedy the event within ten business days of receipt of the notice; or (5) the failure of the acquirer or successor corporation following a change of control to expressly assume our obligations under the employment agreement and extend the employment term so that the unexpired portion is not less than three years (or otherwise offer him a contract providing for a term of at least three years on terms no less favorable to him than his existing employment agreement).

Mr. Reiner’s employment agreement defines “cause” to include: (1) the executive’s failure substantially to perform his job duties or to follow reasonable directions from our Board of Directors within ten business days after receiving written notice of such failure; (2) the executive’s willful misconduct in connection with his employment or intentional breach of our policies; (3) the executive’s conviction of, or plea of nolo contendere to, a felony or any crime involving moral turpitude; or (4) the executive’s breach of any provision of the agreement which the executive officer fails to cure within ten business days after receiving notice of the breach.

Mr. Reiner’s employment agreement defines “change of control” to include: (1) any transaction or series of transactions that results in any person or group (other than Mr. Reiner and his related entities) becoming the beneficial owner of more than 50% of the Holding Company’s voting stock and/or warrants or options to acquire such voting stock, calculated on a fully diluted basis; (2) a change in majority of the Holding Company’s Board of Directors not approved by two-thirds of the directors serving when the agreement was entered into, unless such majority of directors has been elected or nominated by Mr. Reiner and his related entities; or (3) a sale of assets constituting all or substantially all of our assets.

Other Executive Officers

In June 2005, Finlay Jewelry entered into an employment agreement with Joseph M. Melvin, Executive Vice President and Chief Operating Officer of the Holding Company and President and Chief Operating Officer of Finlay Jewelry, and Finlay Merchandising & Buying, Inc., a wholly-owned subsidiary of Finlay Jewelry (“FM&B”), entered into an employment agreement with Leslie A. Philip, Executive Vice President and Chief Merchandising Officer of the Holding Company and Finlay Jewelry. We entered into these agreements for the purposes of retention and stability during our transition period. In addition, these agreements contain non-compete and non-solicitation provisions.

Each of these employment agreements has a term of three years unless earlier terminated in accordance with the provisions of the employment agreements. Mr. Melvin will receive a minimum annual base salary of $452,056, and Ms. Philip will receive a minimum annual base salary of $471,690. In addition to annual base salary, each of the executives is entitled to receive an annual cash bonus, as described under “Annual Cash Bonuses” above. As an additional retention tool, each employment agreement also provides that the executive shall receive, in the event he or she remains employed by Finlay Jewelry or FM&B, as applicable, on June 30, 2008, a special bonus equal to 50% of the executive’s then-current base salary.

If an executive is terminated without “good cause” (as defined in the employment agreements), the executive is entitled to receive, subject to satisfaction of specified conditions, a lump sum severance payment of the greater of (i) the executive’s base salary at the then-current rate through June 30, 2008, or (ii) one year’s base salary at the then-current rate plus one year’s bonus (calculated by averaging the annual bonus to the executive over the prior three fiscal years).

In March 2006, we entered into an employment agreement with Bruce E. Zurlnick, Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Finlay Jewelry. The agreement with Mr. Zurlnick provides for his continued employment as Senior Vice President, Treasurer and Chief Financial Officer, for a term ending February 28, 2009 unless earlier terminated in accordance with the provisions of the employment agreement. Mr. Zurlnick will receive a minimum annual base salary of $310,000. In addition, Mr. Zurlnick will be entitled to receive an annual cash bonus, as described under “Annual Cash Bonuses” above. The agreement with Mr. Zurlnick also provides that, in the event he remains employed by us on February 28, 2009, he will receive a special bonus of 50% of his then-current base salary. If Mr. Zurlnick is terminated without “good cause” (as defined in his agreement), he is entitled to receive, subject to satisfaction of specified conditions, a lump sum severance payment in an amount equal to the greater of (i) his base salary at the then-current rate through February 28, 2009, or (ii) one year’s base salary at the then-current rate plus one year’s bonus (calculated by averaging his annual bonus over the prior three fiscal years).

Under these employment agreements, “good cause” has the same definition as “cause” under Mr. Reiner’s employment agreement.

Change of Control Executive Severance Plan

The employment agreements for Mr. Melvin, Ms. Philip and Mr. Zurlnick do not contain change of control provisions. However, on March 11, 2008, the Holding Company adopted a Change of Control Executive Severance Plan (the “Executive Severance Plan”), which applies to, among other executives, Mr. Melvin, Ms. Philip and Mr. Zurlnick.

The Executive Severance Plan provides that in the event of a termination without “cause” or for “good reason” within 18 months following a “change of control,” the executive will receive: (i) a lump sum cash payment in an amount equal to two times the sum of the his or her base salary plus the average of his or her annual bonus paid for the three fiscal years preceding the year in which a change of control occurs; (ii) if the special bonus has not already been paid, a lump sum cash payment equal to the amount of the special bonus, if any, that would be payable to the executive pursuant to the executive’s employment agreement upon his or her continued employment through a specified date; (iii) continued group health plan coverage pursuant to COBRA paid in part by Finlay or its affiliates, for eighteen months following termination, or until the earlier of the executive’s ceasing to be eligible for COBRA or becoming eligible under a subsequent employer’s health plan; and (iv) accelerated vesting of all unvested equity awards held by the executive.

The Executive Severance Plan has the same definition of “change of control” and substantially the same definition of “cause”, as Mr. Reiner’s employment agreement.

The Executive Severance Plan defines “good reason” to include: (1) any material breach by us of certain provisions of the executive’s employment agreement; (2) a reduction in the executive’s base salary or annual bonus opportunity; (3) the relocation of the executive’s office to a location more than 30 miles outside of Manhattan, New York City; or (4) the failure of the acquirer or successor corporation following a change of control to expressly assume our obligations under the executive’s employment agreement and extend the employment term so that the unexpired portion is not less than three years (or otherwise offer the executive a contract providing for a term of at least three years on terms no less favorable to the executive than his or her existing employment agreement), provided the executive does not consent in writing to the change and we have not fully corrected in all material respects within ten days following receipt of notice of the event.

Executives who accept severance payments under the Executive Severance Plan will be required to sign a release and will be subject to certain restrictive covenants. The Executive Severance Plan provides that all severance benefits will be provided in a manner intended to comply with, or be exempt from, Section 409A of the Code, including delaying certain benefits to specified employees for a period of six months following termination. Severance benefits provided under the Plan will also be subject to reduction to avoid any excise tax on “parachute payments” under Section 280G of the Code.

Senior Vice President and Director of Stores

In connection with his planned retirement on June 23, 2008, we entered into a Severance Agreement and General Release with Edward J. Stein, Senior Vice President and Director of Stores of Finlay Jewelry, which agreement replaces his prior employment agreement and governs his termination compensation.

Under the agreement, upon Mr. Stein’s retirement, Mr. Stein will receive the accrued benefits otherwise due him under our benefit plans, COBRA rights under our health insurance plans, the right to exercise vested options within 21 days of the retirement date and to receive his vested RSUs under the terms of the Executive Deferred Compensation Plan.

Under the terms of the agreement, Mr. Stein has agreed, among other things, to release us from all claims, to not disclose confidential or proprietary information obtained during his employment, and to not solicit our customers and certain of its employees for a period of one year after the retirement date. Mr. Stein will receive, subject to his compliance with these obligations, a severance payment in the amount of $595,420, payable as follows: (1) on December 24, 2008, a lump sum of $297,710 (plus accrued interest from June 24, 2008 through December 23, 2008), and (2) commencing January 25, 2009, six monthly payments of $49,618 each. Mr. Stein will also receive a payment of $50,000, payable December 24, 2008, in lieu of any relocation allowance to which Mr. Stein may otherwise be entitled under our relocation policy for executives. In addition, Mr. Stein is entitled to pay health insurance premiums at our employee rate for the first eleven months following the retirement date, if he elects to continue health insurance coverage under Finlay’s medical plans.

Equity Awards

In addition to the payments or benefits described above, and to the extent not already vested pursuant to the agreements described above, in the case of termination of employment due to death or disability or in the case of a change of control, all unvested equity awards granted under the 1993, 1997 and 2007 Long Term Incentive Plans (including RSUs awarded under the Executive Deferred Compensation Plan) will become fully vested. In the case of retirement or termination of employment by us without cause or good cause, a prorated portion of the unvested matching RSUs awarded under the Executive Deferred Compensation Plan will become fully vested.

The 1993 and 1997 Plans, award agreements under the 2007 Plan and the Executive Deferred Compensation Plan define “change of control” to include: (1) approval by the Holding Company’s stockholders of (a) any consolidation or merger of the Holding Company in which the Holding Company is not the surviving corporation or pursuant to which shares of the Holding Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Holding Company in which the holders of the Holding Company’s Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, (b) any sale, lease, exchange or other transfer of all or substantially all of our assets, or (c) the adoption of any plan of liquidation or dissolution of the Holding Company; (2) the beneficial ownership by any person or group (or the acquisition by any person or group, without the prior consent of the Holding Company’s Board of Directors, in the case of the 1993 and 1997 Plans) of 15% or more (30% or more in the case of the Executive Deferred Compensation Plan and award agreements under the 2007 Plan) of the Holding Company’s issued and outstanding common stock; or (3) a change in majority of the Holding Company’s Board of Directors not approved by a majority of the directors serving when the plan was adopted.

DIRECTOR COMPENSATION
Fiscal Year Ended February 2, 2008

The table below provides compensation information for the year ended February 2, 2008 for each non-employee member of the Holding Company’s Board of Directors.

Name (1)	Fees Earned or Paid in Cash ($) (3)	Stock Awards ($) (4)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David B. Cornstein	$32,500	$9,377	—	—	—	—	$41,877
Rohit M. Desai	32,500	24,800	—	—	—	—	57,300
Ellen R. Levine	31,500	15,628	—	—	—	—	47,128
Louis Lipschitz	43,000	19,375	—	—	—	—	62,375
Charles E. McCarthy	33,900	15,628	—	—	—	—	49,528
Norman S. Matthews (2)	62,500	27,745	—	—	—	—	90,245
Thomas M. Murnane	40,896	27,767	—	—	—	—	68,663
John D. Kerin	—	—	—	—	—	—	—

(1)
Mr. Arthur E. Reiner, Chairman, President and Chief Executive Officer of the Holding Company and Chairman and Chief Executive Officer of Finlay Jewelry, is not included in this table as he is an employee of Finlay and thus receives no compensation for his service as a director on the Holding Company’s Board. The compensation received by Mr. Reiner as an employee is shown in the Summary Compensation Table.

(2)	Mr. Matthews was appointed Independent Lead Director of the Board of Directors on February 27, 2007 and beginning in 2007 receives an additional $25,000 per year.

(3)
During 2007, the directors deferred the following fees into the Director Deferred Compensation Plan: Mr. Cornstein: $25,000; Mr. Desai: $25,000; Ms. Levine: $25,000; Mr. Lipschitz: $31,000; Mr. McCarthy: $25,000; Mr. Matthews: $28,000; and Mr. Murnane: $28,000. In each case the grant date fair value of the matching RSUs awarded to each director equaled the amount of the fees the director deferred.

(4)
The amounts in this column reflect the compensation costs of matching RSUs granted under the 1993 Plan, 1997 Plan and/or 2007 Plan for financial reporting purposes for 2007 under SFAS 123(R), and thus may include amounts from awards granted in and prior to 2007. These amounts reflect our accounting expense for these awards, and do not reflect compensation actually received by the director. See Note 11, “Stock-Based Compensation” to our Consolidated Financial Statements for the assumptions made in determining SFAS 123(R) values.

(5)
As of February 2, 2008, each non-employee director held the following RSUs: Mr. Cornstein: 3,634 vested and 3,634 unvested; Mr. Desai: 16,194 vested and 4,278 unvested; Ms. Levine: 8,592 vested and 4,278 unvested; Mr. Lipschitz: 5,304 vested and 5,304 unvested; Mr. Matthews: 21,137 vested and 4,791 unvested; and Mr. Murnane: 16,305 vested and 4,791 unvested and Mr. McCarthy: 4,278 vested and 4,278 unvested. In addition, Mr. Kerin, who resigned from the Holding Company’s Board of Directors in 2007 held 3,085 vested RSUs as of February 2, 2008.

In accordance with its charter, the Compensation Committee is responsible for reviewing and recommending to the Board of Directors, compensation arrangements for non-employee directors. With the exception of Mr. Cornstein, the current compensation arrangement as described below for our independent directors, has been in effect since May 2003.

Directors who are also employees, receive no additional compensation for serving as members of the Board.

For serving as a director during 2007, each non-employee director received aggregate compensation at the rate of $25,000 per year plus $1,000 for each meeting of the Board and each committee meeting attended in person, and $500 for each meeting attended by conference telephone call, with the Chairman of the Audit Committee receiving an additional annual fee of $6,000 and the Chairman for the Compensation and Nominating & Corporate Governance Committees receiving an additional annual fee of $3,000 each. Beginning in 2007, Mr. Matthews, as Lead Independent Director, receives an additional annual fee of $25,000.

Non-employee directors of the Holding Company and Finlay Jewelry will receive compensation for board service under the same arrangements for 2008.

Since August 2003, each non-employee director has been allowed to elect, under the Holding Company’s Director Deferred Compensation and Stock Purchase Plan (‘‘Director Deferred Compensation Plan’’), to defer 100% of his or her eligible director fees (which are annual retainer fees plus any annual fees received by a participant for services as chairperson of any committee of the Board of Directors, other than the Lead Independent Director’s annual fee) that would otherwise be paid in cash, and receive restricted stock units (i.e., RSUs). The Director Deferred Compensation Plan operates in substantially the same manner as the Executive Deferred Compensation Plan described above, except that the directors can defer fees on a quarterly rather than annual basis and the matching RSUs vest in one year. The participant RSUs are awarded and credited to a director participant’s account quarterly in an amount based on a formula which divides the cash amount deferred by the fair market value of a share of the Holding Company’s common stock on the award date. On each award date, the Holding Company credits a participant’s account with one matching RSU for each participant RSU purchased by the director.

The following non-employee directors currently own RSUs in the amounts set forth below:

	Participant RSUs	Matching RSUs
	Vested	Vested	Unvested
David B. Cornstein	3,634	—	3,634
Rohit M. Desai	10,236	5,958	4,278
Ellen R. Levine	6,435	2,157	4,278
Louis Lipschitz	5,304	—	5,304
Charles E. McCarthy	4,278	—	4,278
Norman S. Matthews	12,964	8,173	4,791
Thomas M. Murnane	10,548	5,757	4,791

The number of RSUs owned by each such director includes the following amounts of RSUs acquired during 2007: Mr. Cornstein: 3,634 participant RSUs and 3,634 matching RSUs; Mr. Desai: 4,278 participant RSUs and 4,278 matching RSUs; Ms. Levine: 4,278 participant RSUs and 4,278 matching RSUs; Mr. Lipschitz: 5,304 participant RSUs and 5,304 matching RSUs; Mr. Matthews: 4,791 participant RSUs and 4,791 matching RSUs; Mr. Murnane: 4,791 participant RSUs and 4,791 matching RSUs and Mr. McCarthy: 4,278 participant RSUs and 4,278 matching RSUs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Common Stock of the Holding Company as of April 14, 2008 by (i) each person who, to the knowledge of the Holding Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Holding Company, (ii) each of the Holding Company’s directors, the Holding Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Holding Company or Finlay Jewelry, and (iii) all current directors and executive officers as a group. The Holding Company owns all of our issued and outstanding capital stock.

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares	Percentage of Class
Charles McCarthy(2)	1,581,511	17.1%
Prides Capital Partners, L.L.C. (3)	1,581,511	17.1%
Wells Fargo & Company(4)	1,179,990	12.8%
Dimensional Fund Advisors LLC(5)	693,499	7.5%
Phoenix Investment Adviser LLC (6)	473,648	5.1%
Arthur E. Reiner(1)(7)	462,610	4.9%
David B. Cornstein(1)(8)	415,483	4.5%
Leslie A. Philip(1)(9)	114,397	1.2%
Joseph M. Melvin(1)(10)	110,897	1.2%
Edward J. Stein(1)(11)	86,546	*
Norman S. Matthews(1) (12)	74,602	*
Bruce E. Zurlnick(1)(13)	62,914	*
Thomas M. Murnane(1) (14)	41,588	*
Rohit M. Desai (1)(15)	30,919	*
Ellen R. Levine (1)(16)	12,922	*
Louis Lipschitz(17)	11,557	*
All directors and executive officers as a group (13 persons)(18)	3,042,601	30.6%

*Less than one percent.

(1)
Based on 9,216,417 shares outstanding on April 14, 2008. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 14, 2008 upon the exercise of options, vesting of restricted stock awards and vesting of matching RSUs. Each beneficial owner’s percentage ownership is determined by assuming that options, restricted stock and matching RSUs that are held by such person and which are exercisable or become vested within 60 days of April 14, 2008 have been exercised or have become vested. Except as noted below, and except with respect to outstanding shares of restricted stock with respect to which the beneficial owner does not currently have investment power, each beneficial owner has sole voting power and sole investment power. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Holding Company, 529 Fifth Avenue, New York, New York 10017.

(2)
As a controlling shareholder of Prides Capital Partners, L.L.C., Mr. McCarthy is deemed to beneficially own the shares beneficially owned by Prides Capital Partners, L.L.C. Mr. McCarthy shares voting and investment control over these shares with the other controlling shareholders of Prides Capital Partners, L.L.C. Includes 9,321 participant RSUs and excludes 6,025 matching RSUs, which are not yet vested.

(3)
According to Amendment No. 5, filed July 27, 2006, to a Schedule 13D dated April 18, 2006, as amended, filed with the Commission by Prides Capital Partners, L.L.C., these shares represent shares reported as beneficially owned by Prides Capital Partners, L.L.C., which has sole voting and investment power over these shares. Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund L.P., which directly owns all of the shares of common stock set forth in the table except for the 9,321 participant RSUs owned directly by Holding Company director Charles E. McCarthy. Additionally, as the controlling shareholders of Prides Capital Partners, L.L.C., Kevin A. Richardson, II, Henry J. Lawlor, Jr., Murray A. Indick, Charles E. McCarthy and Christian Puscasiu, may also be deemed to beneficially own these shares. The address for Prides Capital Partners, L.L.C., Kevin A. Richardson, II, Henry J. Lawlor, Jr., Murray A. Indick, Charles E. McCarthy, and Christian Puscasiu is 200 High Street, Ste. 700, Boston, Massachusetts 02110.

(4)
According to Amendment No. 6, filed January 25, 2008, to a Schedule 13G dated January 23, 2004, as amended, filed with the Commission by Wells Fargo & Company and on behalf of itself and Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Wells Fargo Bank, National Association, Wells Fargo & Company has sole power to vote 1,177,435 shares and sole power to dispose of 1,131,990 shares and Wells Capital Management Incorporated has sole power to vote 1,060,035 shares and sole power to dispose of 1,131,990 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, 10th Floor, San Francisco, California 94105.

(5)
According to Amendment No. 3, filed February 6, 2008, to a Schedule 13G dated February 9, 2005, as amended, filed with the Commission by Dimensional Fund Advisors LP (“Dimensional”), Dimensional may be deemed to beneficially own, have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 693,499 shares. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the investment companies, trusts and accounts are the “Funds”). In its role as investment advisor or manager, Dimensional may be deemed to be a beneficial owner of the 693,499 shares and possesses sole investment and/or sole voting power over the 693,499 shares owned directly by the Funds. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6)
According to Schedule 13G filed October 12, 2007 with the Commission by Jeffrey Peskind, Phoenix Investment Adviser LLC and JLP Credit Opportunity Master Fund Ltd. (the “Fund”), Jeffrey Peskind has shared power to vote 473,648 shares and shared power to dispose of 473,648 shares, Phoenix Investment Adviser LLC has shared power to vote 473,648 shares and shared power to dispose of 473,648 shares, and the Fund has shared power to vote 465,148 shares and shared power to dispose of 465,148 shares. Jeffrey Peskind serves as portfolio manager for the Fund and as managing director of Phoenix Investment Adviser LLC, which serves as investment manager of the Fund. The address of the Fund is c/o Walkers SPV Limited, Walkers House, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands and the address for Jeffrey Peskind and Phoenix Investment Adviser LLC is The Graybar Building, 420 Lexington Avenue, Suite 2225, New York, New York 10170.

(7)
Includes options to acquire an aggregate of 160,000 shares of Common Stock having exercise prices ranging from $7.05 to $12.75 per share. Also includes 67,570 participant RSUs, and excludes 67,570 matching RSUs, which are not yet vested.

(8)	Includes 355,900 shares pledged by Mr. Cornstein as collateral for a loan. Also includes 8,033 participant and vested RSU’s and excludes 6,025 matching RSU’s, which are not yet vested.

(9)
Includes options to acquire an aggregate of 90,000 shares of Common Stock having exercise prices ranging from $7.05 to $12.75 per share. Also includes 8,220 participant RSUs and excludes 8,220 matching RSUs, which are not yet vested. Excludes 7,200 shares of restricted stock awarded in April 2005, which shares are to be received by Ms. Philip upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by us.

(10)
Includes options to acquire an aggregate of 77,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 19,936 participant RSUs and excludes 19,936 matching RSUs, which are not yet vested. Excludes 7,200 shares of restricted stock awarded in April 2005, which shares are to be received by Mr. Melvin upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by us.

(11)
Includes options to acquire an aggregate of 55,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share. Also includes 20,876 participant RSUs and excludes 20,876 matching RSUs, which are not yet vested. Excludes 3,600 shares of restricted stock awarded in April 2005, which shares are to be received by Mr. Stein upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by us.

(12)
Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $12.75 per share. Also includes 22,982 participant and vested matching RSUs and excludes 2,946 matching RSUs, which are not yet vested.

(13)
Includes options to acquire an aggregate of 35,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share. Also includes 18,459 participant and vested matching RSUs and excludes 13,625 matching RSUs, which are not yet vested. Excludes 3,600 shares of restricted stock awarded in April 2005, which shares are to be received by Mr. Zurlnick upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by us.

(14)
Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $12.939 per share. Also includes 21,122 participant and vested matching RSUs and excludes 6,748 matching RSUs, which are not yet vested.

(15)
Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. Also includes 21,237 participant and vested matching RSUs and excludes 6,025 matching RSUs, which are not yet vested.

(16)	Includes 9,500 participant and vested matching RSUs and excludes 2,630 matching RSUs, which are not yet vested.

(17)	Includes 11,557 participant RSUs and excludes 7,471 matching RSUs, which are not yet vested.

(18)
Includes 7,557 shares of Common Stock owned by Joyce Manning Magrini, Executive Vice President-Administration of Finlay Jewelry, 500 of which Ms. Magrini owns jointly with her spouse, and options to acquire 15,000 shares of Common Stock having exercise prices ranging from $7.05 to $12.75 per share, and 14,098 participant RSUs and excludes 14,098 matching RSUs, which are not yet vested. Includes options to acquire an aggregate of 462,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes an aggregate of 252,911 participant and vested matching RSUs and excludes an aggregate of 182,195 matching RSUs, which are not yet vested. Excludes an aggregate of 26,600 shares of restricted stock awarded in April 2005, which shares are to be received upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if the respective officers are then employed by us.

Equity Compensation Plan Information

Options to purchase Common Stock, restricted stock and RSUs have been granted by the Holding Company to employees and non-employee directors under various stock-based compensation plans. See Note 11 of Notes to Consolidated Financial Statements. The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of February 2, 2008.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,441,618	(2)	$8.27	(3)	155,628	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,441,618		$8.27		155,628

(1)	Reflects information relating to the 1993, 1997 and 2007 Plans.
(2)
Includes 48,367 shares of restricted stock to be issued to certain executive officers and key employees on April 30, 2008 (or an earlier vesting date under certain circumstances, provided the respective officers are then employed by us) pursuant to awards made in April 2005 under the 1997 Plan.

(3)
RSUs are settled for shares of the Holding Company’s Common Stock on a one-for-one basis. Accordingly, RSUs have been excluded for purposes of computing the weighted-average exercise price in column (b).

(4)
Awards are permitted under the 2007 Plan in the form of (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the Executive Deferred Compensation Plan and Director Deferred Compensation Plan, subject to such terms and conditions as the Holding Company’s Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Holding Company’s Compensation Committee; or (vi) any combination of the foregoing. See “Item 11. – Executive Compensation”. In connection with the adoption of the 2007 Plan, no further awards may be granted under the 1993 or 1997 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Corporate Governance, Board of Directors and Committees of the Board

       The following directors of the Holding Company and Finlay Jewelry have been determined by the Boards of Directors of the Holding Company and Finlay Jewelry to be independent under the listing standards of The Nasdaq Stock Market, Inc. ("Nasdaq"): David B. Cornstein, Rohit M. Desai, Ellen R. Levine, Louis Lipschitz, Norman S. Matthews, Charles E. McCarthy and Thomas M. Murnane.

The Boards of Directors of the Holding Company and Finlay Jewelry have standing combined Audit, Compensation and Nominating & Corporate Governance Committees. No director who serves on those committees is an officer or employee of the Holding Company or any of its subsidiaries.

The current members of the Audit Committee of the Holding Company and Finlay Jewelry are Mr. Lipschitz, its Chairman, and Messrs. Desai and Murnane, none of whom are employees of the Holding Company or Finlay Jewelry and each of whom is independent under Commission regulations and Nasdaq listing standards applicable to audit committee members.

The current members of the Compensation Committee of the Holding Company and Finlay Jewelry are Mr. Matthews, its Chairman, Ms. Levine and Mr. McCarthy, each of whom is independent under Nasdaq listing standards applicable to compensation committee members.

The current members of the Nominating & Corporate Governance Committee of the Holding Company and Finlay Jewelry are Mr. Murnane, its Chairman, and Messrs. Cornstein, Desai and Matthews, each of whom is independent under Nasdaq listing standards applicable to nominating committee members.

Item 14.	Principal Accountant Fees and Services

 Audit Fees. Audit fees totaling $870,000 were billed by Eisner LLP for professional services in connection with our annual audit and quarterly reviews of our financial statements as well as the audit of internal controls over financial reporting for the year ended February 2, 2008.

Audit fees totaling $1,065,000 were billed by Deloitte & Touche LLP for professional services in connection with our annual audit and quarterly reviews of our financial statements as well as the audit of internal controls over financial reporting for the year ended February 3, 2007. The year ended February 3, 2007 includes fees billed by Cherry, Bekaert & Holland LLP totaling $106,000 for professional services rendered for the audit of Carlyle’s annual financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended February 3, 2007 and the reviews of the financial statements included in our Forms 10-Q for 2006.

 Audit-Related Fees. Audit-related fees billed by Eisner LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and which are not included in the above caption “Audit Fees”, were $28,000 for the year ended February 2, 2008.  In 2007, audit related services were performed by Eisner LLP in connection with their audit of our 401(k) plan.

Audit-related fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and which are not included in the above caption “Audit Fees”, were $30,000 for the year ended February 3, 2007. In 2006, audit-related services were performed by Deloitte & Touche LLP in connection with Eisner LLP’s review of the Deloitte & Touche LLP’s 2006 audit workpapers and their audit of our 401(k) plan, respectively.

Tax Fees. There were no fees billed by Eisner LLP for professional services rendered for tax compliance and tax advice for the fiscal year ended February 2, 2008. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance and tax advice for the fiscal year ended February 3, 2007 were $39,000.

All Other Fees. No other fees were billed by Eisner LLP, Deloitte & Touche LLP or Cherry, Bekaert & Holland L.L.P. in the fiscal years ended February 2, 2008 or February 3, 2007.

The Audit Committee has established pre-approval policies and procedures pursuant to which the Audit Committee approved the foregoing audit, audit-related and permissible non-audit services provided in 2007 and 2006. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and permitted non-audit services performed by the independent registered public accounting firms to assure that the provision of such services does not impair the independent registered public accounting firms’ independence. The Audit Committee has delegated interim pre-approval authority to Louis Lipschitz, Audit Committee Chairman. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firms.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

2.2(a)
Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Holding Company (incorporated by reference to Exhibit 2.2(a) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by Finlay Jewlery on December 13, 2007).

2.2(b)
Letter Agreement, dated November 9, 2007, amending the Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Holding Company (incorporated by reference to Exhibit 2.2(b) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by Finlay Jewelry on December 13, 2007).

3.1
Certificate of Incorporation, as amended, of Finlay Jewelry (incorporated by reference to Exhibit 3.1 of Form S-1 Registration Statement, Registration No. 33-59580 filed by Finlay Jewelry on March 11, 1993).

3.2
Amended and Restated By-Laws of Finlay Jewelry, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on December 10, 2007).

4.1	Article Fourth of the Certificate of Incorporation, as amended, and Articles II and VI of the Amended and Restated By-Laws.

4.2(c)
Omnibus Agreement to Terminate Registration Rights Agreement and Stockholders’ Agreement, dated November 12, 2007, among the Holding Company and David B. Cornstein and Arthur E. Reiner on behalf of certain stockholders (incorporated by reference to Exhibit 4.2(c) filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on November 16, 2007).

4.4(a)
Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC Bank USA, as Trustee, relating to Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

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

4.5
Form of Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.2 filed as part of the Form S-4 Registration Statement, Registration No. 333-117288 filed by Finlay Jewelry on July 12, 2004).

4.6
Registration Rights Agreement, dated as of June 3, 2004, between Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 4.4 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

10.1*
Executive Medical Benefits Plan of Finlay Jewelry and the Holding Company (incorporated by reference to Exhibit 10.3 of Form S-1 Registration Statement, Registration No. 33-59380 filed by Finlay Jewelry on March 11, 1993).

10.2(a)*
Employment Agreement, dated as of January 30, 2005, among the Holding Company, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto) (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by Finlay Jewelry on December 9, 2004).

10.2(a)(i)*
Amendment No. 1 to Employment Agreement, dated as of March 11, 2008, among the Holding Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on March 14, 2008).

10.2(b)*
Employment Agreement dated as of June 16, 2005 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 22, 2005).

10.2(c)*
Employment Agreement dated as of June 16, 2005 between Leslie A. Philip and Finlay Merchandising & Buying, Inc. (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 22, 2005).

10.2(d)*
Employment Agreement dated as of June 16, 2005 between Joyce Manning Magrini and Finlay Jewelry (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 22, 2005).

10.2(e)*
Employment Agreement dated as of February 28, 2006 between Bruce E. Zurlnick and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on March 8, 2006).

10.2(f)*
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

10.4(a)*
Long Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by Finlay Jewelry on July 1, 1993).

10.4(b)*
Amendment No. 1 to the Holding Company’s Long Term Incentive Plan (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938 filed by the Holding Company on January 31, 1995).

10.4(c)*
Amendment to the Holding Company’s Long Term Incentive Plan, effective September 28, 2001 (incorporated by reference to Exhibit 10.11(c) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.4(d)*
Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Holding Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by Finlay Jewelry on September 14, 1993).

10.5(a)*
1997 Long Term Incentive Plan of the Holding Company, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by Finlay Jewelry on April 29, 2002).

10.5(b)*
Amendment to the Holding Company’s 1997 Long Term Incentive Plan, effective July 30, 2004 (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on September 10, 2004).

10.5(c)*
Amendment to the Holding Company’s 1997 Long Term Incentive Plan, effective May 8, 2006 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 26, 2006).

10.5(d)*
Amendment, dated February 27, 2007, to the Holding Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by Finlay Jewelry on April 19, 2007).

10.6(a)*
The Holding Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.6(b)*
Amendment No. 1, dated June 19, 2003, to the Holding Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of to the Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.6(c)*
Form of Deferral Agreement under the Holding Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.6(d)*
Amendment, dated February 27, 2007, to the Holding Company's Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.6(d) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by Finlay Jewelry on April 19, 2007).

10.7(a)*
The Holding Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 2003 filed by Finlay Jewelry on September 16, 2003).

10.7(b)*
Form of Deferral Agreement under the Holding Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.8(g)
Fourth Amended and Restated Credit Agreement, dated November 9, 2007, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, L. Congress, Inc., the Holding Company, General Electric Capital Corporation, individually and in its capacity as administrative agent, Wachovia Bank, N.A., individually and in its capacity as documentation agent, and certain other lenders and financial institutions parties thereto (incorporated by reference to Exhibit 10.8(a) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by Finlay Jewelry on December 13, 2007).

10.9
Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay Jewelry, Inc. (“FJI”), Finlay Merchandising & Buying, Inc. (“Finlay Merchandising & Buying”) and eFinlay, Inc. (“eFinlay”) (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.10(a)
Amended and Restated Security Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.10(b)
Amendment to Amended and Restated Security Agreement, dated as of May 19, 2005, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay, Carlyle & Co. Jewelers, Carlyle and Co. of Montgomery, Park Promenade, Inc. and J.E. Caldwell Co., and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on May 25, 2005).

10.11
Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

10.12
Amended and Restated Trademark Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by Finlay Jewelry on May 1, 2003).

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

10.17*
Restricted Stock Agreement, dated as of August 14, 2003, between the Holding Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by Finlay Jewelry on December 10, 2003).

10.18*
Form of Restricted Stock Agreement entered into by the Holding Company in connection with October 2003 restricted stock awards under the Holding Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed Finlay Jewelry on December 10, 2003).

10.19*
Form of Restricted Stock Agreement entered into by the Holding Company in connection with restricted stock awards under the Holding Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by Finlay Jewelry on June 10, 2004).

10.21*	Description of Director and Named Executive Officer Compensation.

10.22*
Finlay Executive Severance Pay Plan, effective February 28, 2006 (incorporated by reference to Exhibit 10.22 filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by Finlay Jewelry on April 19, 2007).

10.23*	The Holding Company’s 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 25, 2007).

10.23(a)*
Form of Restricted Stock Agreement under the Holding Company’s 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(a) filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 25, 2007).

10.23(b)*
Form of Restricted Stock Agreement under the Holding Company’s 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(b) filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 25, 2007).

10.23(c)*
Form of Agreement and Certificate of Option pursuant to the Holding Company’s 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(c) filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 25, 2007).

10.23(d)*
Form of Agreement and Certificate of Option pursuant to the Holding Company’s 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(d) filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 25, 2007).

10.24*	The Holding Company’s Cash Bonus Plan, effective as of June 19, 2007 (incorporated by reference to Exhibit 10.24 filed as part of the Current Report on 8-K filed by Finlay Jewelry on June 25, 2007).

10.25*
Severance Agreement and General Release between Finlay Jewelry and Edward J. Stein, dated March 27, 2008 (incorporated by reference to Exhibit 10.25 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on March 31, 2008).

10.26*
Finlay Jewelry Change of Control Executive Severance Plan, effective March 11, 2008 (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on March 14, 2008).

18.1
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

Finlay Fine Jewelry Corporation

Date: April 17, 2008	By:	/s/ ARTHUR E. REINER
Arthur E. Reiner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ARTHUR E. REINER	Chairman of the Board,	April 17, 2008
Arthur E. Reiner	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRUCE E. ZURLNICK	Senior Vice President, Treasurer and	April 17, 2008
Bruce E. Zurlnick	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ DAVID B. CORNSTEIN	Director	April 17, 2008
David B. Cornstein

/s/ ROHIT M. DESAI	Director	April 17, 2008
Rohit M. Desai

/s/ ELLEN R. LEVINE	Director	April 17, 2008
Ellen R. Levine

/s/ LOUIS LIPSCHITZ	Director	April 17, 2008
Louis Lipschitz

/s/ NORMAN S. MATTHEWS	Director	April 17, 2008
Norman S. Matthews

/s/ CHARLES E. MCCARTHY	Director	April 17, 2008
Charles E. McCarthy

/s/ THOMAS M. MURNANE	Director	April 17, 2008
Thomas M. Murnane

FINLAY FINE JEWELRY CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-8

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	F-9

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (Loss) for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-10

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-11

Notes to Consolidated Financial Statements for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-12

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

We excluded from our assessment any changes in internal control over financial reporting with respect to Bailey Banks & Biddle, which was acquired in November 2007, and whose financial statements reflect total assets and net sales constituting 31% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 2, 2008.

The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Eisner LLP, independent registered public accounting firm, as stated in its report which is set forth on page F-3 of this report.

/s/ ARTHUR E. REINER
Arthur E. Reiner
Chief Executive Officer

/s/ BRUCE E. ZURLNICK
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Finlay Fine Jewelry Corporation:

We have audited Finlay Fine Jewelry Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our audit did not include the internal controls over financial reporting of Bailey Banks & Biddle because they were acquired by the Company in November 2007. Bailey Banks & Biddle constituted approximately $225,795,000 of total assets and approximately $97,408,000 of net sales of the related consolidated financial statement amounts as of and for the year ended February 2, 2008.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 2, 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheet of Finlay Fine Jewelry Corporation and subsidiaries (the "Company") as of February 2, 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 2, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheet of Finlay Fine Jewelry Corporation and subsidiaries (the “Company”) as of February 3, 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the two years in the period ended February 3, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Carlyle & Co. Jewelers (a wholly-owned subsidiary of the Company), which statements reflect total assets constituting $75,634,000 and $62,323,000 of consolidated total assets as of February 3, 2007 and January 28, 2006, respectively, and total net sales constituting $101,572,000 and $69,490,000 of consolidated total net sales for the years ended February 3, 2007 and January 28, 2006, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Carlyle & Co. Jewelers, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 3, 2007, and the results of their operations and their cash flows for each of the two years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006.

Also as discussed in Note 2, the accompanying February 3, 2007 and January 28, 2006 Statements of Operations have been restated for discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 19, 2007 (April 14, 2008 as to the effects of the restatement and discontinued operations discussed in Note 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Carlyle & Co. Jewelers
Greensboro, North Carolina

We have audited the balance sheet of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, (the “Company”), as of February 3, 2007 and the related statements of operations and retained earnings, and cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, as of February 3, 2007 and the results of their operations and their cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/CHERRY, BEKAERT & HOLLAND L.L.P.

Raleigh, North Carolina
April 19, 2007

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006

Sales	$835,892	$739,021	$689,495
Cost of sales	455,664	392,012	352,407
Gross margin	380,228	347,009	337,088
Selling, general and administrative expenses	347,255	322,676	304,525
Depreciation and amortization	15,545	14,756	14,524
Impairment of goodwill	3,009	-	77,288
Income (loss) from operations	14,419	9,577	(59,249)
Interest expense, net	30,596	23,388	21,848
Other expense	-	-	79
Loss from continuing operations before income taxes	(16,177)	(13,811)	(81,176)
Benefit for income taxes	(5,887)	(5,754)	(6,955)
Loss from continuing operations	(10,290)	(8,057)	(74,221)
Discontinued operations, net of tax	236	12,457	18,456
Net income (loss)	$(10,054)	$4,400	$(55,765)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,701	$1,704
Accounts receivable	13,793	26,271
Other receivables	1,591	2,314
Merchandise inventories	611,488	430,479
Prepaid expenses and other	7,236	4,356
Total current assets	638,809	465,124
Fixed assets:
Building, equipment, fixtures and leasehold improvements	112,079	98,229
Less – accumulated depreciation and amortization	41,887	43,236
Fixed assets, net	70,192	54,993
Deferred charges and other assets, net	27,431	13,517
Goodwill	-	3,009
Total assets	$736,432	$536,643

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term borrowings	$224,231	$45,876
Accounts payable – trade (including cash overdraft of $7,209 and $4,891 at February 2, 2008 and February 3, 2007, respectively)	110,475	85,053
Accrued liabilities:
Accrued salaries and benefits	15,799	16,940
Accrued miscellaneous taxes	7,162	7,226
Accrued interest	3,494	2,874
Deferred income	4,364	5,206
Deferred income taxes	16,009	13,322
Other	29,515	16,394
Income taxes payable	5,580	13,396
Due to parent	7,407	4,989
Total current liabilities	424,036	211,276
Long-term debt	200,000	200,000
Deferred income taxes	3,593	7,827
Other non-current liabilities	3,278	936
Total liabilities	630,907	420,039
Commitments and contingencies (Note 16)
Stockholder’s equity:
Common Stock, par value $.01 per share; authorized 5,000 shares: issued and outstanding 1,000 shares	-	-
Additional paid-in capital	85,975	85,975
Retained earnings	19,550	30,629
Total stockholder’s equity	105,525	116,604
Total liabilities and stockholder’s equity	$736,432	$536,643

The accompanying notes are an integral part of these consolidated balance sheets.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Restricted	Total
	Number		Paid-in	Retained	Stockholder’s	Treasury	Comprehensive
	of Shares	Amount	Capital	Earnings	Equity	Stock	Income (Loss)
Balance, January 29, 2005	1,000	$-	$82,975	$81,994	$(112)	$164,857
Net loss	-	-	-	(55,765)	-	(55,765)	$(55,765)
Change in fair value of gold forward contracts, net of tax	-	-	-	-	476	476	476
Comprehensive loss							$(55,289)
Capital contribution	-	-	3,000	-	-	3,000
Balance, January 28, 2006	1,000	-	85,975	26,229	364	112,568
Net income	-	-	-	4,400	-	4,400	$4,400
Change in fair value of gold forward contracts, net of tax	-	-	-	-	(364)	(364)	(364)
Comprehensive income							$4,036
Balance, February 3, 2007	1,000	-	85,975	30,629	-	116,604
Net loss	-	-	-	(10,054)	-	(10,054)	$(10,054)
Comprehensive loss							$(10,054)
Effect of adoption of FIN 48	-	-	-	(1,025)	-	(1,025)
Balance, February 2, 2008	1,000	$-	$85,975	$19,550	$-	$105,525

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,054)	$4,400	$(55,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	3,009	-	77,288
Depreciation and amortization	15,718	18,397	19,125
Loss on disposal of fixed assets	330	6,072	182
Write-off of deferred financing costs	1,213	-	-
Amortization of deferred financing costs	1,206	1,319	1,185
Deferred income tax provision	(1,547)	(1,409)	(5,457)
Other, net	199	(411)	(288)
Changes in operating assets and liabilities, net of effects from acquisitions
(Note 3):
(Increase) decrease in accounts and other receivables	13,202	4,810	(23,002)
(Increase) decrease in merchandise inventories	29,953	(33,069)	1,989
(Increase) decrease in prepaid expenses and other	96	87	(262)
Increase (decrease) in accounts payable and accrued liabilities	17,556	(45,528)	10,050
Increase (decrease) in due to parent	2,417	1,893	1,203
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	73,298	(43,439)	26,248

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(13,406)	(11,834)	(11,869)
Acquisition of Bailey Banks & Biddle, net of cash acquired	(230,131)	-	-
Acquisition of Congress, net of cash acquired	-	(6,260)	-
Acquisition of Carlyle, net of cash acquired	-	-	(28,790)
Deferred charges and other assets	(82)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(243,619)	(18,094)	(40,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	914,911	794,138	733,314
Principal repayments on revolving credit facility	(736,556)	(748,262)	(733,314)
Payment of Congress debt assumed upon acquisition	-	(10,031)	-
Payment of Carlyle debt assumed upon acquisition	-	-	(17,137)
Capitalized financing costs	(7,355)	(700)	(311)
Bank overdraft	2,318	594	(5,600)
Capital contribution	-	-	3,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	173,318	35,739	(20,048)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,997	(25,794)	(34,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,704	27,498	61,957
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,701	$1,704	$27,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$28,866	$23,044	$23,260
Income taxes paid	$3,265	$11,066	$7,130
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Tax benefit from exercise of stock options	$-	$-	$63
Award of vested participant restricted stock units	$864	$643	$734
Accrual for purchases of fixed assets	$1,347	$3,436	$2,548
Reclassification of other receivables to merchandise inventories	$-	$49,068	$-

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly-owned subsidiaries (“Finlay Jewelry”, the “Registrant”, “we”, “us” and “our”), is a wholly-owned subsidiary of Finlay Enterprises, Inc. (the “Holding Company”). References to “Finlay” mean collectively, the Holding Company and Finlay Jewelry. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores and specialty jewelry stores throughout the United States. All references herein to licensed departments refer to fine jewelry departments operated pursuant to license agreements with host department stores and all references herein to stand-alone jewelry stores refer to our specialty jewelry stores.

In May 2005, we completed the acquisition of Carlyle & Co. Jewelers (“Carlyle”). Carlyle currently operates 32 specialty jewelry stores in nine states located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names.

In November 2006, we completed the acquisition of L. Congress, Inc. (“Congress”). Congress currently operates five specialty jewelry stores in southwest Florida.

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands.

Results of operations of acquired businesses are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

As a result of the store closings in 2006 associated with Macy’s, Inc. (“Macy’s”) formerly known as Federated Department Stores, Inc. and The May Department Stores Company (“May”) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations. Additionally, as a result of the decision by Belk, Inc. (“Belk”) not to renew our license agreement, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations. Further, as a result of Belk’s acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. The results of operations for these departments have also been reclassified as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued operations and Note 18 for subsequent events.

In November 2007, our revolving credit agreement with General Electric Capital Corporation (“G.E. Capital”) and certain other lenders was amended and restated (the “Revolving Credit Agreement”). The Revolving Credit Agreement, which matures in November 2012, provides us with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”).

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

Fiscal Year: Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007, 2006 and 2005 relate to the fiscal year ending on January 31, 2009 and the fiscal years ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Each of the fiscal years includes 52 weeks, except 2006, which includes 53 weeks.

Cash and Cash Equivalents: We consider cash on hand and deposits in money market funds as cash and cash equivalents. The majority of payments due from third-parties for credit card and debit card transactions process within 24-48 hours, and, as such, are classified as cash and cash equivalents. Amounts due from third parties for these transactions totaled $2.7 million and $0.6 million at February 2, 2008 and February 3, 2007, respectively.

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

In past years, we have from time to time entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the years ended February 3, 2007 and January 28, 2006, the gain/loss on open forward contracts was not material.

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

We designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder’s equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation: Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin No. 107 (“SAB No. 107”). Prior to January 29, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during 2006 included amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the estimated fair value.

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

 Software Development Costs: Software development costs have been accounted for in accordance with Statement of Position (the “SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred. Amortization is computed by the straight-line method over the estimated useful lives of the software ranging from three to seven years.

Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at both February 2, 2008 and February 3, 2007, are capitalized software costs of $20.6 million and $23.0 million, respectively, and accumulated amortization of $19.7 million and $19.0 million, respectively.

 Deferred Financing Costs: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled $9.4 million at February 2, 2008 and $4.4 million at February 3, 2007, net of accumulated amortization of $2.6 million and $3.5 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2007, 2006 and 2005 totaled $1.2 million, $1.3 million and $1.2 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations. In 2007, we recorded a $1.2 million write-off of deferred financing costs in connection with the amended and restated Revolving Credit Agreement, which is also included in interest expense, net. Refer to Note 8 for additional information regarding deferred financing costs.

Revenue Recognition: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on our historical return rate. Our stand-alone jewelry stores offer its customers a layaway plan that allows them to set merchandise aside and pay for it over a period of time with no finance charges. Receipts of layaway deposits are recorded as a liability on the accompanying Consolidated Balance Sheets and are included in other current liabilities, which totaled approximately $1.6 million and $0.7 million at February 2, 2008, and February 3, 2007, respectively. Layaway deposits  are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees and lease expense are reflected in Selling, general and administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations.

Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 2007, 2006 and 2005, gross advertising expenses were $38.9 million, $32.8 million and $31.1 million, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

As of February 2, 2008 and February 3, 2007, deferred vendor allowances totaled (i) $7.1 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories in the accompanying Consolidated Balance Sheets, and (ii) $4.4 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income in the accompanying Consolidated Balance Sheets.

Store Opening Costs: The cost of opening new locations are expensed as incurred.

Fair Value of Financial Instruments: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the accompanying Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. The fair value of our debt is disclosed in Note 8.

Accounting for the Impairment of Long-Lived Assets: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 14 for additional information regarding discontinued operations.

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

Goodwill: As goodwill has an indefinite life, we are required to perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As of January 29, 2005, we had $77.3 million of goodwill. During 2005, an impairment of goodwill was recorded and the entire balance was eliminated. Further, as a result of the Congress acquisition in 2006, goodwill of $3.0 million was recorded. During the fourth quarter of 2007, an impairment of goodwill was recorded and the Congress goodwill was eliminated. Refer to Note 7.

Intangible Assets: As a result of the acquisitions discussed in Note 3, tradenames and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142. The other intangible assets are amortized on a straight-line basis over their useful lives and the weighted average amortization period is 6.0 years. The amortization over the next five years is approximately $0.3 million per year. Following is a summary of our intangible assets (dollars in thousands):

	Trade- names	Other	Total
Balance at January 28, 2006	$580	$192	$772
Intangible assets acquired	1,700	600	2,300
Amortization	-	(55)	(55)
Balance at February 3, 2007	2,280	737	3,017
Intangible assets acquired	11,041	1,107	12,148
Amortization	-	(188)	(188)
Balance at February 2, 2008	$13,321	$1,656	$14,977

The increase in intangible assets during 2007 is due to the acquisition of Bailey Banks & Biddle in November 2007.

Seasonality: A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 17 for unaudited quarterly financial data.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after January 31, 2009. We are subject to the remaining provisions of SFAS No. 157 beginning December 30, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning February 4, 2008. We have decided not to adopt this optional standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141(R)’’) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

NOTE 3 – BUSINESS ACQUISITIONS

Bailey Banks & Biddle Acquisition

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of Bailey Banks & Biddle. The purchase price was approximately $200.0 million, plus transaction fees of approximately $4.1 million, and was financed with borrowings under the Revolving Credit Agreement. A post-closing inventory adjustment of approximately $31.6 million was also financed under the Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. The acquisition was undertaken to complement and diversify our existing business and provides us with the opportunity to increase our presence in the specialty jewelry store and high-end sector.

The Bailey Banks & Biddle acquisition has been accounted for as a purchase, and accordingly, the operating results of Bailey Banks & Biddle have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$42
Merchandise inventories	210,962
Prepaid expenses and other current assets	2,976
Property and equipment	16,718
Tradenames and other intangible assets	12,148
Liabilities assumed	(7,114)
Net assets acquired	$235,732

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of the respective periods presented:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(in thousands)
Sales	$1,008,131	$1,022,747
Loss from continuing operations	(18,408)	(13,084)
Net income (loss)	(18,172)	(627)

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS ACQUISITIONS (continued)

Congress Acquisition

In November 2006, we completed the acquisition of Congress. The purchase price was approximately $6.0 million, plus transaction fees of approximately $0.4 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million was terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement, although any additional payment is unlikely.

The Congress acquisition has been accounted for as a purchase, and accordingly, the operating results of Congress have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair value of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$62
Merchandise inventories	16,574
Prepaid expenses and other current assets	448
Property and equipment	3,155
Goodwill	3,009
Other assets	2,413
Liabilities assumed	(19,259)
Net assets acquired	$6,402

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

Refer to Note 7 for a discussion of goodwill impairment in 2007.

Carlyle Acquisition

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

The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$1,695
Merchandise inventories	55,157
Prepaid expenses and other current assets	2,308
Property and equipment	1,751
Other assets	7,284
Liabilities assumed	(37,710)
Net assets acquired	$30,485

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS ACQUISITIONS (continued)

Carlyle Acquisition (continued)

The following consolidated unaudited pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of 2005:

Fiscal Year Ended
January 28, 2006
(in thousands)
Sales	$733,181
Loss from continuing operations	(80,027)
Net loss	(73,605)

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

NOTE 4 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In August 2005, Macy’s announced that it had completed a merger with May. In September 2005, Macy’s announced its integration plans including a divisional realignment and divestiture of certain stores. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions, as follows:

Macy’s South	123
Macy’s Midwest	99
Macy’s North (a)	57
Macy’s Northwest (a)	37
Bloomingdale’s	34
Total	350
____________________________
(a) We will close 94 Macy’s departments at the end of 2008. Refer to Note 18.

During the first half of 2006, 194 stores were divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144. See Note 14 for additional information regarding discontinued operations. During 2006 and 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $4.1 million and $3.8 million, respectively, related to these departments. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

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

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, 33 Parisian departments closed in July 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively from those departments. During 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at January 29, 2005	$168
Charges	1,233
Payments	(143)
Balance at January 28, 2006	$1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	$117
___________________
(1)	Includes $2.5 million of charges recorded in discontinued operations and $0.9 million of charges recorded in SG&A in the accompanying Consolidated Statements of Operations.

NOTE 5 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry (first-in, first-out (“FIFO”) basis) (a)	$649,960	$458,920
Less: Excess of FIFO cost over LIFO inventory value	38,472	28,441
	$611,488	$430,479
______________________________
(a)
Merchandise inventories include $279.0 million and $81.7 million, respectively, for 2007 and 2006 of inventory related to our stand-alone jewelry stores, of which $191.5 million at February 2, 2008 relates to the Bailey Banks & Biddle stand-alone jewelry stores that were acquired in November 2007.

We determine our LIFO inventory value by utilizing internally developed indices. During 2007 and 2006, we recorded LIFO charges totaling $10.0 million and $7.2 million, respectively.

As of February 2, 2008 and February 3, 2007, merchandise received on consignment approximating a fair value of $217.9 million and $204.0 million, respectively, were not included in Merchandise inventories or Accounts payable-trade in the accompanying Consolidated Balance Sheets. The increase in consignment inventory is primarily associated with the consignment merchandise transferred to us in conjunction with the Bailey Banks & Biddle acquisition offset by reductions in other divisions.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MERCHANDISE INVENTORIES (continued)

We considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and our belief that we could better manage our gross margins under an owned inventory program working directly with our vendors. In addition, the termination simplified our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we converted the majority of our gold consignment inventory of approximately $99.0 million to owned inventory on our Consolidated Balance Sheets which included the elimination of our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

NOTE 6 – FIXED ASSETS

Fixed assets consists of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Land and building	$10,042	$10,027
Fixtures	72,296	59,702
Displays	6,613	6,487
Computers and equipment	16,629	16,567
Leasehold improvements	6,461	5,411
Automobiles	38	35
	112,079	98,229
Less: accumulated depreciation and amortization	(41,887)	(43,236)
Net fixed assets	$70,192	$54,993

Depreciation and amortization expense was $12.3 million, $11.6 million and $11.3 million for 2007, 2006 and 2005, respectively.

NOTE 7 – GOODWILL IMPAIRMENT

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. During 2005, Macy’s announced its intention to divest, beginning in 2006, certain stores in which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Macy’s announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle and including any unrecognized intangible assets) as if we had been acquired in a business combination and the fair value was the price paid to acquire us. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of income (loss) from continuing operations in the accompanying Consolidated Statements of Operations for 2005, which eliminated all of the goodwill that was on our balance sheet at that time.

As a result of the Congress acquisition in 2006, goodwill of $3.0 million was recorded. Based upon our annual assessment of goodwill, which included an analysis of the fair value of the division based on a discounted cash flow model of projected earnings, we determined that a write-down was required. A pre-tax non-cash charge of $3.0 million was recorded in the fourth quarter of 2007.

NOTE 8 – SHORT AND LONG TERM DEBT

In November 2007, we replaced our existing revolver with a new Revolving Credit Agreement with certain banks to provide financing in the form of a senior secured revolving line of credit up to $550.0 million. The Revolving Credit Facility, provides a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) revolving credit facility and it replaced the May 19, 2005 credit facility.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT AND LONG TERM DEBT (continued)

At our option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The Revolving Credit Agreement has a $75 million letter of credit sub-limit, which reduces availability when utilized.

The Revolving Credit Agreement is limited by a borrowing base computed primarily on the balance of our inventory and accounts receivable and is secured by a first priority perfected security interest in all of our (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Additionally, the Revolving Credit Agreement includes a requirement to maintain an unused balance of not less than $30.0 million at all times. As of February 2, 2008, we were in compliance with this requirement and expect to be in compliance during 2008.

 At February 2, 2008 and February 3, 2007, $224.2 million and $45.9 million was outstanding under the Revolving Credit Agreement, at which point the available borrowings were $144.2 million and $167.4 million, respectively, after adjusting for letters of credit in both years and the $30.0 million unused balance requirement in 2007. The maximum amounts outstanding under the Revolving Credit Agreement during 2007, 2006 and 2005 were $368.2 million, $175.5 million and $158.2 million, respectively. The average amounts outstanding for the same periods were $146.7 million, $69.2 million and $79.4 million, respectively. The weighted average interest rates were 7.5%, 7.7% and 5.9% for 2007, 2006 and 2005, respectively.

At February 2, 2008 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Senior Notes (a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $103.8 million at February 2, 2008 and $190.5 million at February 3, 2007.

During 2004, we completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. We incurred approximately $5.2 million in costs associated with the sale of the Senior Notes, of which $5.0 million was deferred and is being amortized over the term of the Senior Notes.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT AND LONG TERM DEBT (continued)

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

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the year ended February 2, 2008.

Since all of our assets are pledged to lenders and are subject to certain debt covenants, only an insubstantial amount of funds can be transferred, in limited circumstances, by us to the Holding Company in the form of dividends.

Interest expense for 2007, 2006 and 2005 was $30.6 million, $23.4 million and $22.0 million, respectively. Interest income for the same periods was $3,000, $12,000 and $0.2 million, respectively.

NOTE 9 – INCOME TAXES

Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

Deferred tax assets and liabilities at year end are as follows:

	February 2, 2008	February 3, 2007
	(in thousands)
Deferred Tax Assets
Uniform inventory capitalization	$4,120	$3,678
Expenses not currently deductible	4,615	3,753
Net operating losses – current	-	503
Total current	8,735	7,934
Net operating losses – non-current	3,319	1,772
Tax deductible goodwill	3,164	2,215
Valuation allowance	(113)	-
Total non-current	6,370	3,987
Total deferred tax assets	15,105	11,921
Deferred Tax Liabilities
LIFO inventory valuation	24,744	21,256
Total current	24,744	21,256
Depreciation and amortization	9,963	11,814
Total non-current	9,963	11,814
Total deferred tax liabilities	34,707	33,070
Net deferred income tax liabilities	$19,602	$21,149
Net current deferred income tax liabilities	$16,009	$13,322
Net non-current deferred income tax liabilities	3,593	7,827
Net deferred income tax liabilities	$19,602	$21,149

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

The components of income tax expense are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current taxes – Federal	$(2,805)	$(3,044)	$(1,315)
Current taxes – State and local	(1,239)	(1,301)	(29)
Current taxes – Foreign	(296)	-	(154)
Deferred taxes – Federal	(1,414)	(1,113)	(4,073)
Deferred taxes – State and local	(133)	(296)	(1,384)
Benefit for income taxes	$(5,887)	$(5,754)	$(6,955)

A reconciliation of the income tax benefit computed by applying the federal statutory rate to Loss from continuing operations before income taxes to the Benefit for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Federal statutory provision	$(5,661)	$(4,834)	$(28,412)
Impairment of goodwill	-	-	23,258
Reversal of foreign tax accrual	(296)	-	-
Redetermination of foreign tax credits	-	-	(154)
State and local taxes, net of federal effect	(664)	(1,085)	(1,346)
Reversal of tax accruals no longer required	(209)	(50)	(425)
Other	943	215	124
Benefit for income taxes	$(5,887)	$(5,754)	$(6,955)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of 2007.

We adopted FIN 48 on the first day of the current fiscal year. As required by FIN48, we applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $2.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Fiscal Year Ended
February 2, 2008
Balance at February 3, 2007	$2,625
Additions based on tax positions related to current year	424
Additions for tax positions of prior years	203
Reductions for tax positions of prior years	(708)
Settlements	(808)
Balance at February 2, 2008	$1,736

Included in the balance at February 2, 2008 are $1.5 million of tax positions that if recognized would affect the annual effective tax rate.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of our historical accounting policy. Approximately $0.4 million and $0.3 million in potential interest and penalties are included as a component of the $2.6 million at the date of adoption and the $1.7 million at February 2, 2008, respectively. We anticipate that approximately $0.3 million of unrecognized state and local tax benefits will be recognized prior to February 2, 2009 as a result of the expiration of the statute of limitations.

During 2006 and 2005, a benefit of approximately $50,000 and $425,000, respectively, was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. The 2005 period reflects a benefit of approximately $4.4 million associated with the impairment of goodwill.

As a result of the acquisition of Carlyle, we acquired net operating loss carryforwards that are subject to an annual limitation of $1.3 million. At October 31, 2007, the end of our tax year, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $5.7 million that expire from 2021 through 2024.

As a result of limitations by various state and local taxing jurisdictions on the carryback of losses, certain state and local net operating loss carryforwards were available at October 31, 2007. Management determined at February 2, 2008, that based on our history of earnings and our expectations for the future, a valuation allowance of $ 0.1 million is warranted.

For income tax reporting purposes, we have an October 31, year end. We file a consolidated federal income tax return and numerous consolidated and separate income tax returns with the Holding Company and our wholly-owned subsidiaries in many state and local jurisdictions. During 2007, the Internal Revenue Service concluded the examination of our consolidated federal income tax return for the tax years 2005 and 2006. The results had no material impact on our Consolidated Statements of Operations. The tax years 2002 through 2006 remain open to examination by the various major taxing jurisdictions to which we are subject.

NOTE 10 – PROFIT SHARING PLAN

We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. Effective with the 2006 plan year, the plan provides for company matching contributions of $0.50 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code, which begins to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Prior to 2006, the plan provided for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code. Additionally, the plan provided for optional company paid contributions of 2% of each employee’s earnings annually, as limited by the Code. Company contributions totaled $0.8 million, $2.1 million and $2.2 million in 2007, 2006 and 2005, respectively.

In addition, Carlyle maintains a separate employee tax savings plan under Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee’s earnings. Matching contributions for 2007, 2006 and 2005 each totaled approximately $0.1 million. Carlyle may make additional contributions to the plan, however, no additional contributions were made during 2007, 2006 and 2005.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG-TERM INCENTIVE PLANS

On February 27, 2007, the Holding Company’s Board of Directors approved, subject to stockholder approval, an amendment to the 1997 Long Term Incentive Plan (the “1997 Plan”), to extend the term of the plan beyond its March 5, 2007 termination date. On February 27, 2007, the Holding Company’s Board of Directors also approved, subject to stockholder approval, the merger of the 1997 Plan (as extended) and the Holding Company’s Long Term Incentive Plan (adopted in 1993) (the “1993 Plan”), to form the Finlay Enterprises, Inc. 2007 Long Term Incentive Plan (the “2007 Plan”). The Holding Company’s stockholders approved the extension of the term of the 1997 Plan and the merger of the 1997 Plan (as extended) and the 1993 Plan into the 2007 Plan on June 19, 2007. The 1993 Plan, 1997 Plan and 2007 Plan are referred to, collectively, as the stock incentive plans.

The 2007 Plan permits the Holding Company to grant non-incentive stock options, restricted and nonrestricted stock, restricted stock units and performance awards, including awards that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, as amended (the “Code”). The 2007 Plan has no termination date.

In connection with approval of the 2007 Plan, beginning June 19, 2007, no new awards may be made under the 1993 Plan or 1997 Plan, and all shares that were available to be granted as awards under the 1993 Plan and the 1997 Plan became available to be granted as awards under the 2007 Plan. Shares from forfeited awards made under the 1993 Plan or 1997 Plan or shares from awards made under the 1993 Plan or 1997 Plan that are settled in cash or which otherwise terminate after June 19, 2007 are available to be granted as awards under the 2007 Plan.

An aggregate of 469,974 shares of the Holding Company’s Common Stock has been reserved for issuance pursuant to the 2007 Plan. As of February 2, 2008, no shares have been issued in connection with exercises of options granted under the 2007 Plan, 275,000 shares are reserved for issuance upon the exercise of currently outstanding options at an exercise price of $2.71 per share and 39,346 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. As of February 2, 2008, 155,628 shares of the Holding Company’s Common Stock are available for future grants under the 2007 Plan.

 The 1993 Plan permitted the Holding Company to grant to key employees, directors, consultants and certain other persons the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards; (v) performance units based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company could grant stock options which were either incentive stock options within the meaning of Section 422 of the Code, or non-incentive stock options. As of February 2, 2008, 511,111 shares of the Holding Company’s Common Stock have been issued in connection with exercises of options granted under the 1993 Plan, 13,000 shares are reserved for issuance upon exercise of outstanding options and 145,699 shares have been issued or are subject to purchase and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $7.23 per share to $16.50 per share. No future awards may be granted under the 1993 Plan, which was merged into the 2007 Plan.

The 1997 Plan was similar to the 1993 Plan and permitted the Holding Company to grant the same types of awards as permitted under the 1993 Plan. As of February 2, 2008, 294,494 shares of the Holding Company’s Common Stock have been issued in connection with exercises of options granted under the 1997 Plan, 575,200 shares are reserved for issuance upon exercise of outstanding options and 848,118 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $2.71 per share to $24.31 per share. No future awards may be granted under the 1997 Plan, which was merged into the 2007 Plan.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG-TERM INCENTIVE PLANS (continued)

Stock Options

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows on our Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. During 2007 and 2006, excess tax benefits realized from the exercise of stock options were insignificant.

On January 23, 2006, the Holding Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by employees and independent directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of the Holding Company’s Common Stock on the day before the Compensation Committee approved the acceleration. Unvested out-of-the-money options to purchase approximately 35,400 shares became exercisable as a result of the vesting acceleration. The vesting acceleration did not result in the recognition of compensation expense for 2005.

During 2006, we recognized approximately $95,000 in share-based compensation expense, on a pre-tax basis.  No share-based compensation expense was recognized prior to January 29, 2006. Had compensation expense for our share-based plans been determined consistent with SFAS No. 123R during 2005, our net loss would have been restated to the following pro forma amounts (in thousands):

January 28, 2006
Reported net loss	$(55,765)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	566

Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax, and stock-based employee compensation expense included in reported net loss, net of tax	(706)

Pro forma net loss	$(55,905)

The Holding Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards under SFAS No. 123R, which is consistent with the model used for the previous proforma disclosure under SFAS No. 123. The weighted average estimated fair value of stock options granted in the year ended February 2, 2008 and January 28, 2006 was $1.43 and $4.64, respectively. There were no stock options granted by the Holding Company during the year ended February 3, 2007.

Principal assumptions used in applying the Black-Scholes model in 2007 and 2005 were:

	2007	2005
Risk-free interest rate	3.54%	4.20%
Expected life, in years	6	7
Expected volatility	51.68%	59.45%
Expected dividend yield	0%	0%

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG-TERM INCENTIVE PLANS (continued)

The weighted average expected option life reflects the application of the simplified method set out in SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This method was applied instead of analyzing historical information to estimate an option expected life because we believe that the Holding Company’s historical exercise behavior is not reflective of an option’s expected life and would not be representative of future exercise behavior. Expected stock price volatility was estimated based on the Holding Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury yields at the time of grant.

The below table summarizes the changes in stock options outstanding during 2007, as follows:

	Number Outstanding	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (000’s)(1)
Balance at February 3, 2007	1,016,334	$12.10	2.24	$618
Granted	275,000	2.71	2.84	-
Cancelled	(428,134)	14.18	-	-
Outstanding at February 2, 2008	863,200	$8.07	4.94	$-
Exercisable at February 2, 2008	588,200	$10.58	2.65	$-

(1)
The aggregate intrinsic values in the table above are based on the closing price of the Common Stock as of the last business day of the periods ended February 2, 2008 and February 3, 2007, which were $1.85 and $9.54, respectively.

As of February 2, 2008, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options granted; such cost is expected to be recognized over a weighted average period of 2.8 years. There were no options exercised during 2007 as all options were out-of-the-money. The total intrinsic value of options exercised during 2006 and 2005 was $0 and $0.1 million, respectively. Except for the 2007 awards granted, all outstanding stock options are fully vested and therefore are currently exercisable.

Restricted Stock

Commencing in February 2005 and continuing through January 2009, an executive officer of Finlay became entitled to receive stock incentive compensation based on the attainment of annual financial objectives established by senior management and approved by the Board of Directors. Pursuant to the executive’s employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of the Holding Company’s Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value was $200,000. Compensation expense related to this executive’s 2007, 2006 and 2005 stock incentive compensation totaled $0, $0.2 million and $0.2 million, respectively.

Additionally, for each fiscal year during the employment term, the same executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG-TERM INCENTIVE PLANS (continued)

Restricted Stock (continued)

In 2007, 2006 and 2005, 55,261, 54,437 and 48,300 shares of restricted stock were awarded to the executive officer referred to above and certain other executives and key employees with a weighted average fair value of $9.32, $9.19 and $11.92, respectively. During 2007 and 2006, total amortization of restricted stock compensation was $1.1 million and $0.7 million, respectively. The total fair value of shares vested during 2007, 2006 and 2005 were $0.5 million, $0.7 million and $0, respectively. As of February 2, 2008, there was $63,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the next twelve months.

The below table summarizes the changes in restricted stock outstanding during 2007, as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 3, 2007	157,487	$12.17
Granted	55,261	9.32
Vested	(164,381)	11.32
Nonvested balance at February 2, 2008	48,367	$11.78

Restricted Stock Units

   For 2007, 2006 and 2005, 296,059, 136,006 and 118,308 restricted stock units (“RSUs”), respectively, were awarded with a weighted average fair value of $5.80, $9.49 and $12.40, respectively. Refer to Note 12 for additional information regarding RSUs. During 2007 and 2006, total amortization of RSUs in each year was $0.7 million. As of February 2, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted average period of 1.76 years.

The below table summarizes the changes in RSUs outstanding during 2007, including nonvested RSUs, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 3, 2007	317,546	$13.01
Granted	296,059	5.80
Shares issued	(81,398)	17.26
Cancelled	(2,156)	12.74
Balance at February 2, 2008	530,051	$8.29

The below table summarizes the changes in nonvested RSU awards during 2007, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 3, 2007	133,697	$12.79
Granted	147,226	5.80
Vested	(42,102)	16.41
Cancelled	(2,156)	12.74
Nonvested balance at February 2, 2008	236,665	$7.80

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Holding Company’s stockholders on June 19, 2003 (the “RSU Plans”). Under the RSU Plans, key executives and non-employee directors, as directed by the Holding Company’s Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company will credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of the Holding Company’s Common Stock. As of February 2, 2008, 530,051 RSUs have been awarded under the RSU Plans.

NOTE 13 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we currently have two reporting segments: department store based fine jewelry departments and stand-alone specialty jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following table provides segment level financial information for the years ended February 2, 2008, February 3, 2007 and January 28, 2006 (dollars in thousands):

	Fiscal Year Ended
	February 2, 2008			February 3, 2007			January 28, 2006
	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total
Sales	$612,087	$223,805	$835,892	$630,871	$108,150	$739,021	$620,005	$69,490	$689,495
Depreciation and amortization	12,946	2,599	15,545	14,024	732	14,756	14,177	347	14,524
Income (loss) from operations (c)	(2,972)	17,391	14,419	1,370	8,207	9,577	(65,028)	5,779	(59,249)
Interest expense, net	24,617	5,979	30,596	21,564	1,824	23,388	20,985	863	21,848
Provision (benefit) for income taxes	(10,440)	4,553	(5,887)	(8,315)	2,561	(5,754)	(8,922)	1,967	(6,955)
Total assets	405,500	330,932	736,432	435,534	101,109	536,643	458,466	62,323	520,789
Capital expenditures	10,300	3,106	13,406	9,445	2,389	11,834	10,100	1,769	11,869

(a)	Included in Interest expense, net for 2007, 2006 and 2005 is $16.8 million in each year related to the Senior Notes. Refer to Note 8.
(b)	Information for each acquired entity is included since the date of acquisition.
(c)
The income from operations for 2007 for the specialty jewelry stores includes a pre-tax charge of $3.0 million related to the impairment of Congress’ goodwill. The loss from operations for 2005 for the department store based fine jewelry departments includes a pre-tax charge of $77.3 million related to the impairment of goodwill. See Note 7.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION (continued)

Additionally, our sales mix by merchandise category was as follows for 2007, 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended
	February 2, 2008				February 3, 2007				January 28, 2006
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores (a)		Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores (a)		Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores (a)
	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales	Sales	% of sales	Total sales	% of sales

Diamonds	$152,655	25%	$69,404	31%	$168,082	26%	$29,847	28%	$162,932	26%	$19,462	28%
Gemstones	110,192	18	20,645	9	118,026	19	10,710	10	119,193	19	5,159	7
Gold	104,580	17	4,416	2	112,623	18	1,637	2	123,813	20	1,130	2
Watches	96,880	16	77,706	35	91,961	15	43,185	40	83,879	14	26,290	38
Designer	67,212	11	35,085	16	60,976	10	15,798	15	56,898	9	13,278	19
Other (b)	80,568	13	16,549	7	79,203	12	6,973	5	73,290	12	4,171	6
Total Sales	$612,087	100%	$223,805	100%	$630,871	100%	$108,150	100%	$620,005	100%	$69,490	100%

(a)	Sales for each acquired entity are included since the date of acquisition.
(b)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 14 – DISCONTINUED OPERATIONS

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

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

	February 2, 2008	February 3, 2007	January 28, 2006
Sales	$9,833	$180,561	$300,639
Income before income taxes (1) (2)	394	20,789	30,749
Discontinued operations, net of tax (3)	236	12,457	18,456

(1)	Includes an allocation of $0.1 million, $0.8 million and $1.4 million of interest expense related to the Revolving Credit Agreement for 2007, 2006 and 2005, respectively.
(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes.
(3)
Included in discontinued operations, net of tax, for 2007, 2006 and 2005 are charges totaling $0.3 million, $4.4 million and $3.8 million, respectively, associated with accelerated depreciation of fixed assets and severance.

NOTE 15 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

We conduct a substantial part of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE  AGREEMENTS (continued)

Our operating leases consist primarily of office space rentals and the specialty jewelry store locations, which leases expire on various dates through 2023. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the specialty jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Minimum fees	$15,987	$7,791	$5,798
Contingent fees	104,908	107,265	105,226
Total	$120,895	$115,056	$111,024

Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 2, 2008:

(in thousands)
2008	$26,524
2009	24,254
2010	19,177
2011	16,510
2012	12,070
Thereafter	62,344
Total minimum payments required	$160,879

NOTE 16 – COMMITMENTS, CONTINGENCIES AND OTHER

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

We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $2.2 million at February 2, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and special incentive compensation upon achieving specific financial goals. Several agreements provide for a special bonus equal to 50% of the executive’s salary if the executive remains employed with us for the duration of the agreement.

The Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from us to the Holding Company.

Our concentration of credit risk consists principally of accounts receivable. In the department store based jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52.0% of our sales. We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of February 2, 2008 and February 3, 2007 and for each of the three fiscal years in the period ended February 2, 2008.

 FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS, CONTINGENCIES AND OTHER (continued)

Refer to Note 3 for a discussion of the contingent purchase price relating to the Congress acquisition.

Refer to Note 8 for a discussion of letters of credit outstanding.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for 2007 and 2006 (dollars in thousands). The 2007 and 2006 quarterly financial data has been restated to reflect discontinued operations:

	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Sales	$162,871	$148,004	$141,918	$383,099
Gross margin	76,366	68,376	63,972	171,514
Selling, general and administrative expenses	77,779	70,274	69,133	130,069
Income (loss) from operations (b)	(4,956)	(5,602)	(8,772)	33,749
Income (loss) from continuing operations (b)	(7,755)	(8,457)	(7,522)	13,444
Discontinued operations, net of tax	149	87	-	-
Net income (loss)	(7,606)	(8,370)	(7,522)	13,444

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)
Sales	$144,389	$149,270	$136,377	$308,985
Gross margin	69,867	70,975	63,232	142,935
Selling, general and administrative expenses	72,066	70,301	67,490	112,819
Income (loss) from operations	(5,856)	(2,917)	(7,889)	26,239
Income (loss) from continuing operations	(6,700)	(5,150)	(8,420)	12,213
Discontinued operations, net of tax	6,822	1,165	511	3,959
Net income (loss)	122	(3,985)	(7,909)	16,172

(a)	The fourth quarter of 2007 reflect the results of operations of Bailey Banks & Biddle since the date of acquisition in November 2007.
(b)
The income (loss) from operations and the income (loss) from continuing operations includes a charge of $3.0 million, on a pre-tax basis, related to the impairment of goodwill in the fourth quarter of 2007.

(c)	The fourth quarter of 2006 reflects the results of operations of Congress since the date of acquisition in November 2006.

NOTE 18 – SUBSEQUENT EVENTS

In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of these license agreements with Finlay Jewelry and the loss of 57 departments and 37 departments, respectively, on January 31, 2009. In March 2008, Macy's signed a two-year extension of our license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which will consist of 222 doors. The amended license agreement extends our current contract until January 29, 2011. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue.

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that our license agreement would not be renewed upon expiration on January 31, 2009, and we will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

We will account for these locations as discontinued operations upon closing at the end of 2008. During 2008, we estimate that we will record approximately $3.7 million for severance and accelerated depreciation related to these locations.