Form 10-Q
period 2008-08-02
FINLAY FINE JEWELRY CORP
filed 2008-09-11
CIK 898684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

Yes ___     No ☒*

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

Yes ☐    No ☒

As of September 5, 2008, there were 1,000 shares of Common Stock, par value $0.01 per share, of the registrant outstanding. As of such date, all shares of Common Stock were owned by the registrant’s parent, Finlay Enterprises, Inc., a Delaware corporation.

FINLAY FINE JEWELRY CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED AUGUST 2, 2008

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007

Sales	$190,558	$148,004
Cost of sales	105,746	79,628
Gross margin	84,812	68,376
Selling, general and administrative expenses	91,868	70,274
Depreciation and amortization	4,449	3,704
Loss from operations	(11,505)	(5,602)
Interest expense, net	8,798	6,414
Loss from continuing operations before income taxes	(20,303)	(12,016)
Benefit for income taxes	(8,020)	(3,559)
Loss from continuing operations	(12,283)	(8,457)
Discontinued operations, net of tax	-	87
Net loss	$(12,283)	$(8,370)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007

Sales	$395,670	$310,875
Cost of sales	218,728	166,133
Gross margin	176,942	144,742
Selling, general and administrative expenses	187,891	148,053
Depreciation and amortization	9,427	7,247
Loss from operations	(20,376)	(10,558)
Interest expense, net	17,575	12,495
Loss from continuing operations before income taxes	(37,951)	(23,053)
Benefit for income taxes	(14,656)	(6,841)
Loss from continuing operations	(23,295)	(16,212)
Discontinued operations, net of tax	-	236
Net loss	$(23,295)	$(15,976)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	August 2, 2008 (unaudited)	February 2, 2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$4,701
Accounts receivable	24,890	13,793
Other receivables	8,664	1,591
Merchandise inventories	580,305	611,488
Prepaid expenses and other	8,938	7,236
Total current assets	627,041	638,809
Fixed assets:
Building, equipment, fixtures and leasehold improvements	121,868	112,079
Less – accumulated depreciation and amortization	50,150	41,887
Fixed assets, net	71,718	70,192
Deferred charges and other assets, net	25,715	27,431
Total assets	$724,474	$736,432

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term borrowings	$307,448	$224,231
Accounts payable – trade (including cash overdraft of $15,556 and $7,209
at August 2, 2008 and February 2, 2008, respectively)	46,954	110,475
Accrued liabilities:
Accrued salaries and benefits	14,081	15,799
Accrued miscellaneous taxes	8,652	7,162
Accrued interest	3,497	3,494
Deferred income	3,770	4,364
Deferred income taxes	16,641	16,009
Other	22,921	29,515
Income taxes payable	-	5,580
Due to parent	7,868	7,407
Total current liabilities	431,832	424,036
Long-term debt	200,000	200,000
Deferred income taxes	6,276	3,593
Other non-current liabilities	4,136	3,278
Total liabilities	642,244	630,907
Commitments and contingencies (Note 14)
Stockholder’s equity:
Common Stock, par value $0.01 per share; authorized 5,000 shares;
issued and outstanding 1,000 shares	-	-
Additional paid-in capital	85,975	85,975
Retained earnings (accumulated deficit)	(3,745)	19,550
Total stockholder’s equity	82,230	105,525
Total liabilities and stockholder’s equity	$724,474	$736,432

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)

				Retained
	Common Stock		Additional	Earnings	Total
	Number		Paid-in	(Accumulated	Stockholder’s	Comprehensive
	of Shares	Amount	Capital	Deficit)	Equity	Loss
Balance, February 2, 2008	1,000	$-	$85,975	$19,550	$105,525
Net loss	-	-	-	(23,295)	(23,295)	$(23,295)
Comprehensive loss						$(23,295)
Balance, August 2, 2008 (unaudited)	1,000	$-	$85,975	$(3,745)	$82,230

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,295)	$(15,976)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,427	7,420
Amortization of deferred financing costs	1,015	472
Deferred income taxes	3,315	(5,307)
Other, net	851	416
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	(18,170)	719
Decrease in merchandise inventories	31,183	16,110
Increase in prepaid expenses and other	(1,887)	(1,433)
Decrease in accounts payable and accrued liabilities	(79,010)	(59,165)
Increase in due to parent	462	1,690
NET CASH USED IN OPERATING ACTIVITIES	(76,109)	(55,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(10,303)	(5,133)
Acquisition of Bailey Banks & Biddle	(5,559)	-
Deferred charges and other assets	(50)	(62)
NET CASH USED IN INVESTING ACTIVITIES	(15,912)	(5,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	435,802	322,205
Principal payments on revolving credit facility	(352,585)	(265,997)
Capitalized financing costs	-	(358)
Bank overdraft	8,347	4,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,564	60,841
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(457)	592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,701	1,704
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,244	$2,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,559	$11,822
Income taxes paid (refunded)	$(4,832)	$2,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$57	$770
Accrual for purchases of fixed assets	$1,055	$3,223

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”, the “Registrant”, “we”, “us” and “our”), a wholly-owned subsidiary of Finlay Enterprises, Inc. (the “Holding Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to “Finlay” mean collectively, the Holding Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of August 2, 2008, and our results of operations for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007 and cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2008 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“Form 10-K”) previously filed with the Commission.

Results from the prior year period ended August 4, 2007 exclude from continuing operations the results from Parisian stores that closed in fiscal 2007, which have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

As of August 2, 2008 and February 2, 2008, deferred vendor allowances totaled (i) $6.5 million and $7.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $3.8 million and $4.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DESCRIPTION OF BUSINESS

We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United States. Additionally, we operate luxury stand-alone jewelry stores on a national basis. All references herein to “departments” refer to fine jewelry departments operated pursuant to license agreements with host stores and all references herein to “stand-alone jewelry stores” refer to our specialty jewelry stores, consisting of Carlyle & Co. Jewelers LLC (“Carlyle”), L. Congress, Inc. (“Congress”) and Bailey Banks & Biddle. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2007 accounted for approximately 46.0% of our sales. During 2007, licensed departments in Macy’s accounted for 52.0% of our sales.

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation. We currently operate 67 Bailey Banks & Biddle specialty jewelry stores (including one Zell Bros. store) in 24 states with a focus on the luxury market offering jewelry and watches under high-end brand names.

In November 2006, we completed the acquisition of Congress. Congress currently operates five specialty jewelry stores in southwest Florida, also with a focus on the luxury jewelry market.

In May 2005, we completed the acquisition of Carlyle. Carlyle currently operates 35 specialty jewelry stores which sell luxury priced jewelry in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade tradenames.

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

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of 2007:

	August 4, 2007
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	(in thousands)
Sales	$206,284	$432,096
Loss from continuing operations	(10,640)	(20,289)
Net loss	(10,553)	(20,053)

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BAILEY BANKS & BIDDLE ACQUISITION (continued)

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

NOTE 5 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest will result in the non-renewal of these license agreements with us and the loss of 57 departments and 36 departments, respectively, on January 31, 2009. In March 2008, Macy’s signed a two-year extension of our license agreement for Macy’s Central (the newly-merged division of Macy’s Midwest and Macy’s South), which consists of 214 departments. The amended license agreement extends our current contract until January 29, 2011. As of August 2, 2008, we operated a total of 341 departments in five of Macy’s eight divisions, as follows:

Macy’s South	119
Macy’s Midwest	95
Macy’s North (a)	57
Macy’s Northwest (a)	36
Bloomingdale’s	34
Total	341

(a)	We will close 93 Macy’s departments at the end of 2008.

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that our license agreement would not be renewed upon expiration on January 31, 2009, and we will close a total of 47 Lord & Taylor departments at the end of 2008.

We will account for Macy’s and Lord & Taylor department store closings as discontinued operations upon the closing of these departments at the end of 2008.

Further, as a result of Belk, Inc.’s (“Belk”) acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. In 2007, we generated sales of approximately $9.8 million from these Parisian departments. For the thirteen weeks and twenty-six weeks ended August 4, 2007, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at February 3, 2007	$585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	117
Charges	1,221
Payments	(148)
Balance at August 2, 2008	$1,190

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	August 2, 2008	February 2, 2008
	(in thousands)
Jewelry goods - rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$623,883	$649,960
Less: Excess of FIFO cost over LIFO inventory value	43,578	38,472
	$580,305	$611,488

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended August 2, 2008 and August 4, 2007 by $2.9 million and $1.8 million, respectively. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the twenty-six weeks ended August 2, 2008 and August 4, 2007 by $5.1 million and $2.8 million, respectively.

Approximately $191.9 million and $217.9 million at August 2, 2008 and February 2, 2008, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

 NOTE 7 - SHORT AND LONG-TERM DEBT

 Our Revolving Credit Agreement, which matures in November 2012, provides us with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) Revolving Credit Facility. At August 2, 2008 and February 2, 2008, $307.4 million and $224.2 million was outstanding under this facility, at which point the available borrowings were $104.3 million and $174.2 million, respectively ($74.3 million and $144.2 million, respectively, of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed below). The average amounts outstanding under our Revolving Credit Agreement were $297.4 million and $100.2 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. Our lowest level of excess availability during the twenty-six weeks ended August 2, 2008 was $97.3 million, at which point outstanding borrowings under our Revolving Credit Agreement were $322.9 million ($67.3 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed below).

At our option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. Our Revolving Credit Agreement has a $75.0 million letter of credit sub-limit, which reduces availability when utilized. The weighted average interest rate was 5.2% and 7.0% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

Our Revolving Credit Agreement is limited by a borrowing base computed primarily on the balance of our inventory and accounts receivable and is secured by a first priority perfected security interest in all of our (and any subsidiary’s) present and future tangible and intangible assets. Our Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Additionally, our Revolving Credit Agreement includes a requirement to maintain a minimum unused balance of not less than $30.0 million at all times. As of August 2, 2008, we were in compliance with this requirement and expect to be in compliance during the remainder of 2008.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT AND LONG-TERM DEBT (continued)

At August 2, 2008 and February 2, 2008, we had letters of credit outstanding totaling $6.6 million and $6.2 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	August 2, 2008	February 2, 2008
	(in thousands)
Senior Notes (a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $79.3 million at August 2, 2008 and $103.8 million at February 2, 2008.

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

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all of our covenants as of and for the twenty-six weeks ended August 2, 2008 and expect to be in compliance during the remainder of 2008.

NOTE 8 - INCOME TAXES

In compliance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), we had unrecognized tax benefits of approximately $1.4 million as of August 2, 2008 and approximately $1.7 million as of February 2, 2008. Included in the balance are $1.2 million and $1.5 million as of August 2, 2008 and February 2, 2008, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

For income tax reporting purposes, we have an October 31 year end. We file a consolidated federal income tax return with the Holding Company and our wholly-owned subsidiaries and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of our historical accounting policy. Approximately $0.3 million in potential interest and penalties are included as a component of both the $1.4 million and $1.7 million unrecognized tax benefits at August 2, 2008 and February 2, 2008, respectively. During the quarter ended August 2, 2008, we released $0.4 million of reserves as a result of the expiration of certain statutes of limitations. We anticipate $0.3 million of unrecognized tax benefits will be recognized as a result of the settlement of audits and the expiration of the statute of limitations prior to August 2, 2009.

NOTE 9 - STOCK-BASED COMPENSATION

Stock options outstanding under the Holding Company’s stock incentive plans have been granted at prices which are equal to the market value of the Holding Company’s stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, we recognized approximately $72,000 and $0, respectively, in stock-based compensation expense.

There were 139,500 options cancelled and no options were granted or exercised during the twenty-six weeks ended August 2, 2008. The following table summarizes the changes in stock options outstanding during the twenty-six weeks ended August 2, 2008 and stock options exercisable at August 2, 2008:

	Options Outstanding
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)
Outstanding at February 2, 2008	863,200	4.94	$8.07	$-
Cancelled	(139,500)	-	$11.03	$-
Outstanding at August 2, 2008	723,700	4.91	$7.50	$-
Exercisable at August 2, 2008	463,700	2.42	$10.19	$-

The following table summarizes the changes in restricted stock outstanding during the twenty-six weeks ended August 2, 2008:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 2, 2008	48,367	$11.78
Vested	(47,321)	11.85
Balance at August 2, 2008	1,046	$8.70

During the twenty-six weeks ended August 2, 2008 and August 4, 2007, total amortization expense of restricted stock was $0.1 million and $0.8 million, respectively.

The following table summarizes the changes in restricted stock units (“RSUs”) outstanding, including nonvested RSUs, during the twenty-six weeks ended August 2, 2008:

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK-BASED COMPENSATION (continued)

	RSUs(1)	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 2, 2008	530,051	$8.29
Granted	168,284	0.80
Shares issued	(85,989)	12.63
Balance at August 2, 2008	612,346	$5.60

(1)	Refer to Note 10 for additional information regarding RSUs.

During each of the twenty-six weeks ended August 2, 2008 and August 4, 2007, total amortization expense of restricted stock units was $0.3 million.

NOTE 10 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

 In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan (the “Executive Plan”) and the Director Deferred Compensation and Stock Purchase Plan (the “Director Plan”, and together with the Executive Plan, “RSU Plans”), which were approved by the Holding Company’s stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by the Holding Company’s Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of the Holding Company’s Common Stock, par value $0.01 per share (“Common Stock”), but with none of the attendant rights of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees and receive RSUs in lieu thereof, and (ii) matching RSUs, where the Holding Company credits a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of August 2, 2008, 612,346 RSUs were outstanding under the RSU Plans.

The shares issued upon distribution of RSUs under the RSU Plans are provided by the Holding Company’s 2007 Long Term Incentive Plan (the “2007 Plan”). As a result of the unavailability of shares of the Holding Company’s Common Stock under the 2007 Plan and in order to facilitate the satisfaction of our obligations to make awards of RSUs, on May 22, 2008, the Holding Company’s Board of Directors authorized the repurchase of one senior officer’s options to acquire 40,000 shares of Common Stock with a per share exercise price of $12.75, subject to the execution of a repurchase agreement. The agreement was executed on June 5, 2008 following which, the repurchase consideration of $40.00, or $0.001 per share, was paid.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
 PURCHASE PLANS (continued)

As a result of the unavailability of shares under the 2007 Plan to satisfy the Holding Company’s obligations under the RSU Plans, each of the RSU Plans was also amended effective as of May 22, 2008 to permit delayed crediting of RSUs under the RSU Plans until the requisite number of shares of Common Stock become available. Pursuant to these amendments, no new deferral agreements may be entered into under the RSU Plans, and any existing deferral agreements will remain in full force and effect, except that: (1) with respect to the Executive Plan, deferral agreements regarding the 2008 bonus payable on April 25, 2009, will be effectively cancelled, and such bonus amounts will be paid to the participants on April 25, 2009 in cash; and (2) with respect to the Director Plan, cash (rather than RSUs), will be paid for eligible director's fees deferred with respect to the third and fourth quarters of 2008, and such cash amounts will be paid to the directors on February 2, 2009. Effective as of May 22, 2008, no more matching awards will be made under the RSU Plans.

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

The following table provides segment level financial information for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007 (in thousands):

	Thirteen Weeks Ended
	August 2, 2008			August 4, 2007
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$115,642	$74,916	$190,558	$120,975	$27,029	$148,004
Depreciation and amortization	3,077	1,372	4,449	3,303	401	3,704
Income (loss) from operations	(8,713)	(2,792)	(11,505)	(6,051)	449	(5,602)
Interest expense, net	5,827	2,971	8,798	5,742	672	6,414
Benefit for income taxes	(5,852)	(2,168)	(8,020)	(3,471)	(88)	(3,559)
Total assets	374,404	350,070	724,474	421,925	97,114	519,039
Capital expenditures	984	3,166	4,150	1,266	158	1,424

(1)	Included in interest expense, net for each of the thirteen week periods is $4.2 million related to the Senior Notes.
(2)	Reflects operating results of Bailey Banks & Biddle acquired in November 2007.

	Twenty-Six Weeks Ended
	August 2, 2008			August 4, 2007
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$243,091	$152,579	$395,670	$256,613	$54,262	$310,875
Depreciation and amortization	6,690	2,737	9,427	6,477	770	7,247
Income (loss) from operations	(16,249)	(4,127)	(20,376)	(11,562)	1,004	(10,558)
Interest expense, net	11,608	5,967	17,575	11,165	1,330	12,495
Benefit for income taxes	(10,860)	(3,796)	(14,656)	(6,714)	(127)	(6,841)
Total assets	374,404	350,070	724,474	421,925	97,114	519,039
Capital expenditures	3,314	6,989	10,303	4,796	337	5,133

(1)	Included in interest expense, net for each of the twenty-six week periods is $8.4 million related to the Senior Notes.
(2)	Reflects operating results of Bailey Banks & Biddle acquired in November 2007.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION (continued)

Additionally, our sales mix by merchandise category was as follows for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollars in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008				August 4, 2007
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$58,336	24%	$53,170	35%	$60,931	24%	$15,193	28%
Gemstones	43,604	18	11,402	7	47,106	18	5,960	11
Gold	42,588	18	1,992	1	44,117	17	1,226	2
Watches	36,856	15	49,626	33	37,866	15	22,751	42
Designer	27,411	11	19,870	13	26,931	11	5,860	11
Other (1)	34,296	14	16,519	11	39,662	15	3,272	6
Total Sales	$243,091	100%	$152,579	100%	$256,613	100%	$54,262	100%

(1)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 12 – DISCONTINUED OPERATIONS

As a result of the 33 Parisian store closings in July 2007, the results of operations for these departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. All of the closed stores were operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

	August 4, 2007
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Sales	$6,266	$9,833
Income before income taxes	145	393
Discontinued operations, net of tax	87	236

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS (continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands)		(in thousands)
Base rent	$9,800	$2,282	$19,696	$4,543
Contingent fees	19,934	20,550	41,858	43,656
Total	$29,734	$22,832	$61,554	$48,199

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

Our concentration of credit risk consists principally of accounts receivable. In the department store based fine jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52% of our sales. We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position, results of operations and liquidity.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of August 2, 2008 and February 2, 2008.

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

Executive Overview

Our Business

We have two operating segments - licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. We operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $272 per item in 2007. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,300 per item in 2007. As of August 2, 2008, we operated a total of 781 locations, including 674 department store based fine jewelry departments in nine host store groups, in 41 states and the District of Columbia, as well as 107 stand-alone jewelry stores operating as 67 Bailey Banks & Biddle stores in 24 states, 35 Carlyle stores in nine states located principally in the southeastern United States and five Congress stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, to offer a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. With respect to our department store based fine jewelry departments, we believe that we are an important contributor to each of our host store groups. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. At the end of 2007, approximately 25% of our merchandise was held on consignment, which enables us to pay for the merchandise after it is sold to our customer and reduces our inventory exposure to changing fashion trends.

Our stand-alone jewelry stores offer compelling shopping environments for the luxury consumer and focus on diamonds, precious gemstones, watches, designer jewelry and gold, complemented by an assortment of giftware. Our stand-alone jewelry stores each strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and by extending credit to their customers through credit card programs which are managed by third-parties.

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

Second Quarter Highlights

Total sales were $190.6 million for the thirteen weeks ended August 2, 2008 compared to $148.0 million for the thirteen weeks ended August 4, 2007, an increase of 28.8%. Total sales for the second quarter of 2008 included $74.9 million of sales generated by our stand-alone jewelry stores compared to $27.0 million in the second quarter of 2007. The increase primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 4.8%, as a result of decreased consumer spending in a continued weak economic environment in the second quarter of 2008. Gross margin increased by $16.4 million compared to 2007, and, as a percentage of sales, gross margin decreased by 1.7% from 46.2% to 44.5%. The decrease in gross margin, as a percentage of sales, primarily relates to increased volume from the stand-alone jewelry stores at lower margins, as well as lower margins at the Macy’s and Lord & Taylor departments scheduled to close at the end of 2008, as we liquidate inventory, and a higher LIFO provision. SG&A increased $21.6 million, and, as a percentage of sales, increased 0.7%, from 47.5% to 48.2%, primarily due to the impact of the stand-alone jewelry store leases at higher lease fees coupled with lower than anticipated sales levels as compared with the prior year period. Our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle slightly offset this increase. SG&A expenses also include severance costs of $0.4 million for field personnel associated with the Macy’s and Lord & Taylor anticipated store closings, scheduled to close at the end of the current fiscal year. Borrowings under the Revolving Credit Agreement increased by $83.2 million at August 2, 2008 as compared to February 2, 2008, which reflects additional borrowings for working capital requirements. Our lowest level of excess availability during the twenty-six weeks ended August 2, 2008 was $97.3 million, at which point the outstanding borrowings under our Revolving Credit Agreement were $322.9 million ($67.3 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under our Revolving Credit Agreement). Refer to Note 7 of Notes to the Consolidated Financial Statements.

Opportunities

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

With the November 2007 acquisition of Bailey Banks & Biddle, a premier luxury brand, we have a significantly higher portion of our business dedicated to the specialty jewelry store and high-end sector. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry store business.

In March 2008, we signed a two-year extension with Macy’s for the newly formed consolidated Macy’s Central division formerly known as the Macy’s South and Macy’s Midwest divisions. The amended license agreement extends our current contract until January 29, 2011, and covers 214 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

During the twenty-six weeks ended August 2, 2008, we opened four new Carlyle stores. Through the Bailey Banks & Biddle acquisition as well as opening new stand-alone jewelry stores and Bloomingdale’s departments, we have a larger portion of our business dedicated to the luxury sector. We currently plan to open seven new locations during the remainder of the year, including three Bailey Banks & Biddle stand-alone stores and four department store based fine jewelry departments.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Add locations within our existing stand-alone specialty jewelry store and department store based fine jewelry businesses;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Create new marketing initiatives to expand our customer base;

•	Expand our most productive departments;

•	Continue to improve operating leverage;

•	Continue to raise customer service standards; and

•	De-leverage the balance sheet.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships;

•	Host store consolidation; and

•	Substantial debt leverage.

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

As of August 2, 2008, we operated a total of 341 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest will result in the non-renewal of these license agreements with us and the loss of 57 departments and 36 departments, respectively, on January 31, 2009. In March 2008, Macy's signed a two-year extension of our license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which consists of 214 departments. The amended license agreement extends our current contract until January 29, 2011. In 2007, our department store based fine jewelry sales were 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

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

We currently have a significant amount of debt. As of August 2, 2008, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at August 2, 2008, borrowings under the Revolving Credit Agreement were $307.4 million.

Results of Operations

 The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	53.8	55.3	53.5
Gross margin	44.5	46.2	44.7	46.5
Selling, general and administrative expenses	48.2	47.5	47.5	47.6
Depreciation and amortization	2.3	2.5	2.4	2.3
Loss from operations	(6.0)	(3.8)	(5.2)	(3.4)
Interest expense, net	4.6	4.3	4.4	4.0
Loss from continuing operations before income taxes	(10.6)	(8.1)	(9.6)	(7.4)
Benefit for income taxes	(4.2)	(2.4)	(3.7)	(2.2)
Loss from continuing operations	(6.4)	(5.7)	(5.9)	(5.2)
Discontinued operations, net of tax	-	0.1	-	0.1
Net loss	(6.4)%	(5.6)%	(5.9)%	(5.1)%

Thirteen Weeks Ended August 2, 2008 Compared with Thirteen Weeks Ended August 4, 2007

Sales. Sales for the thirteen weeks ended August 2, 2008 increased $42.6 million, or 28.8%, compared to the 2007 second quarter. Sales include $115.6 million from the department store based fine jewelry departments for the thirteen weeks ended August 2, 2008, which represented a 4.4% decrease compared to sales of $121.0 million for the thirteen weeks ended August 4, 2007. Sales also include $74.9 million in sales generated by our stand-alone jewelry stores in 2008 compared to $27.0 million in 2007, an increase which primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 4.8% as a result of decreased consumer spending in a continued weak economic environment in the second quarter of 2008.

During the thirteen weeks ended August 2, 2008, we opened one and closed one department store based fine jewelry department. The results of operations for this closed location was not material for the current or prior quarter.

Gross margin. Gross margin increased by $16.4 million in the second quarter of 2008 compared to 2007. As a percentage of sales, gross margin decreased by 1.7% from 46.2% to 44.5%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(0.9)%
Increase in cost of sales is due to increased volume from the stand-alone jewelry segment at lower gross margins, as well as lower margins at the Macy’s and Lord & Taylor departments scheduled to close at the end of 2008, as we liquidate inventory.

LIFO	(0.3)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory as a result of the Bailey Banks & Biddle acquisition.
Other	(0.5)	Increase in various other components of cost of sales.
Total decrease	(1.7)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $21.6 million, or 30.7%, and increased by 0.7%, as a percentage of sales, from 47.5% to 48.2%. The components of this net increase in SG&A are as follows:

Component	%	Reason
License and lease fees	1.0%	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Net advertising expenditures	(0.2)	Decrease is primarily due to reduced advertising expenditures in the department store based fine jewelry segment as a percentage of sales.
Other	(0.1)	Decrease is due to our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle.
Total increase	0.7%

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended August 2, 2008 and August 4, 2007 totaled $4.4 million and $3.7 million, respectively. Included in the second quarter of 2008 is approximately $0.5 million for accelerated depreciation charges associated with the Macy’s and Lord & Taylor anticipated store closings at the end of the current fiscal year.

Interest expense, net. Net interest expense increased by $2.4 million primarily as a result of higher average borrowings under the Revolving Credit Agreement used to finance the acquisition of Bailey Banks & Biddle in 2007. The weighted average interest rate on all outstanding borrowings was approximately 6.3% for the second quarter in 2008 compared with 7.9% for the comparable period in 2007.

Benefit for income taxes. The income tax benefit for the second quarter of 2008 reflects an effective tax rate of 39.5% compared to 29.6% for the same period in the prior year. The effective tax rate is expected to be significantly higher in 2008 due to the projected higher-level of pre-tax loss in relation to non-deductible permanent differences.

 Discontinued operations. Discontinued operations for the thirteen weeks ended August 4, 2007 includes the results of operations for the Parisian departments which closed in July 2007. Sales related to these operations totaled $6.3 million for the thirteen weeks ended August 4, 2007. Gross margin related to the discontinued departments totaled $2.5 million, or 40.3% as a percentage of sales. Net income from discontinued operations for the thirteen weeks ended August 4, 2007 was $0.1 million.

Net loss. Net loss of $12.3 million for the 2008 period compares to a net loss of $8.4 million in the prior year period as a result of the factors discussed above.

Twenty-Six Weeks Ended August 2, 2008 Compared with Twenty-Six Weeks Ended August 4, 2007

Sales. Sales for the twenty-six weeks ended August 2, 2008 increased $84.8 million, or 27.3%, compared to 2007. Sales include $243.1 million in sales from the department store based fine jewelry departments for the twenty-six weeks ended August 2, 2008, which represented a 5.3% decrease compared to the $256.6 million in sales for the twenty-six weeks ended August 4, 2007. Sales also include $152.6 million in sales generated by our stand-alone jewelry stores in 2008 compared to $54.3 million in 2007, an increase which primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 4.6%.

During the twenty-six weeks ended August 2, 2008, we opened four stand-alone specialty jewelry stores within Carlyle and one department store based fine jewelry department. Additionally, during the twenty-six weeks ended August 2, 2008, we closed 14 department store based fine jewelry departments and three stand-alone specialty jewelry stores. The closings were comprised of the following:

Store Group	Number of Locations
Macy’s	10
Dillard’s	2
Bailey Banks & Biddle	2
Carlyle	1
Other	2
Total	17

Gross margin. Gross margin increased by $32.2 million in the first half of 2008 compared to 2007. As a percentage of sales, gross margin decreased by 1.8% from 46.5% to 44.7%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.0)%
Increase in cost of sales is due to increased volume from the stand-alone jewelry segment at lower gross margins, as well as lower margins at the Macy’s and Lord & Taylor departments scheduled to close at the end of 2008, as we liquidate inventory.

LIFO	(0.4)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory as a result of the Bailey Banks & Biddle acquisition.
Other	(0.4)	Increase in various other components of cost of sales.
Total decrease	(1.8)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars increased $39.8 million, or 26.9%. As a percentage of sales, SG&A decreased by 0.1% from 47.6% to 47.5%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	0.9%	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Net advertising expenditures	(0.2)	Decrease is primarily due to reduced advertising expenditures in the department store based fine jewelry segment as a percentage of sales.
Other	(0.8)	Decrease is due to our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle.
Total decrease	(0.1)%

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended August 2, 2008 and August 4, 2007, totaled $9.4 million and $7.2 million, respectively. Included in the first half of 2008 is approximately $1.1 million for accelerated depreciation charges associated with the Macy’s and Lord & Taylor anticipated store closings at the end of the current fiscal year.

Interest expense, net. Net interest expense increased by $5.1 million primarily as a result of higher average borrowings under the Revolving Credit Agreement used to finance the acquisition of Bailey Banks & Biddle in 2007. The weighted average interest rate on all outstanding borrowings was approximately 6.5% for the first half of 2008, compared with 7.9% for the comparable period in 2007.

Benefit for income taxes. The income tax benefit for the first half of 2008 reflects an effective tax rate of 38.6% compared to 29.7% for the same period in the prior year, as discussed above.

 Discontinued operations. Discontinued operations for the twenty-six weeks ended August 4, 2007 includes the results of operations of the Parisian departments which closed in July 2007. Sales related to these operations totaled $9.8 million for the twenty-six weeks ended August 4, 2007. Gross margin related to the discontinued departments totaled $4.3 million, or 43.3% as a percentage of sales, for the twenty-six weeks ended August 4, 2007. Net income from discontinued operations for the twenty-six weeks ended August 2, 2008 was $0.2 million.

Net loss. Net loss of $23.3 million for the 2008 period compares to a net loss of $16.0 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of August 2, 2008 and February 2, 2008 is presented in the following table:

	August 2, 2008	February 2, 2008
	(dollars in thousands)
Cash and cash equivalents	$4,244	$4,701
Working capital	195,209	214,773
Short-term debt	307,448	224,231
Long-term debt	200,000	200,000
Stockholder’s equity	82,230	105,525

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, capital expenditures for opening new locations, renovating existing locations, information technology investments and funding acquisitions. For the twenty-six weeks ended August 2, 2008, capital expenditures totaled $10.3 million and for 2008 are estimated to be in the range of $18.0 million to $20.0 million.

Cash flows provided by (used in) operating, investing and financing activities for the twenty-six weeks ended August 2, 2008 and August 4, 2007 were as follows:

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
	(dollars in thousands)
Operating activities	$(76,109)	$(55,054)
Investing activities	(15,912)	(5,195)
Financing activities	91,564	60,841
Net increase (decrease) in cash and cash equivalents	$(457)	$592

We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds, vendor credit and borrowings under our Revolving Credit Agreement. Our current priorities for the use of cash or borrowings under our Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Capital expenditures for new locations, expansions and remodeling of existing locations;

•	Investments in technology; and

•	Strategic acquisitions.

In order to improve our financing flexibility and in conjunction with our acquisition of Bailey Banks & Biddle, we amended and restated our Revolving Credit Agreement in November 2007, increasing our borrowing capacity to $550.0 million with a senior secured revolving line of credit. In converting to an asset-based loan, all financial covenants were eliminated with the exception of a requirement to maintain an unused balance of at least $30.0 million at all times.

Borrowings under the Revolving Credit Agreement were $307.4 million at August 2, 2008, compared with $102.1 million at August 4, 2007, reflecting the impact of the acquisition of Bailey Banks & Biddle. At August 2, 2008, available borrowings were $104.3 million ($74.3 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). During the twenty-six weeks ended August 2, 2008, our lowest level of excess availability was $97.3 million, before considering the $30.0 million minimum unused balance requirement.

Although we have been and intend to continue to work closely with our vendors, several factors have impacted our ability to continue our historical credit terms, including the Holding Company’s Common Stock being delisted from NASDAQ and the downgrade of our credit rating, coupled with the increase in our debt in conjunction with the acquisition of Bailey Banks & Biddle and recent bankruptcies in the jewelry industry.

The retail environment continued to be challenging in the second quarter of 2008, and our sales were below our original projections. Based on the current economic outlook, we anticipate that the remainder of 2008 will continue to be challenging. We expect that these factors will have a negative impact on our liquidity during 2008, but we believe that we will, for the foreseeable future, be able to meet our liquidity needs.

 As a result, although we currently have somewhat less unused availability than originally anticipated at February 3, 2008, we believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements and be in compliance with the $30.0 million minimum unused balance as required by our Revolving Credit Agreement. At both February 2, 2008 and August 2, 2008, we were in compliance with this requirement, and we expect to be in compliance during the balance of 2008.

 We are working closely with our Board of Directors and financial advisors to explore alternative financing options to improve our liquidity position.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $76.1 million and $55.1 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. Inventory levels at August 2, 2008 decreased by $31.2 million, or 5%, as compared to February 2, 2008, primarily related to a decrease in inventory of $47.8 million in our licensed fine jewelry departments in anticipation of certain department closings at the end of the current fiscal year, offset by an increase in inventory of $16.6 million in our stand-alone jewelry store segment. At the end of 2008, we will close a total of 140 departments in Macy’s North, Macy’s Northwest and Lord & Taylor. Our strategy during 2008 is to reduce asset receipts and liquidate inventory in these departments in an effort to reduce the on hand inventory levels and thus positively impact cash. Since February 2, 2008, inventory in these departments has decreased by $27.3 million. Accounts receivable increased to $24.9 million from $13.8 million primarily related to the higher sales volume in July 2008 as compared with January 2008 in our licensed fine jewelry department store business. Additionally, the decrease in accounts payable to $47.0 million from $110.5 million reflects vendor payments for inventory receipts and consignment sales associated with the 2007 holiday season.

Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2007, approximately 25% of our merchandise was held on consignment, which enables us to pay for the merchandise after it is sold to our customer and reduces our inventory exposure to changing fashion trends. Our working capital balance was $195.2 million at August 2, 2008, a decrease of $19.6 million from February 2, 2008.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Moreover, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement.

Investing Activities

Net cash used in investing activities totaled $15.9 million and $5.2 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. The first half of 2008 included a post-closing inventory adjustment of $5.6 million in connection with the acquisition of Bailey Banks & Biddle. Capital expenditures for the current and prior year periods totaled $10.3 million and $5.2 million, respectively, related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided by financing activities was $91.6 million for the twenty-six weeks ended August 2, 2008, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided by financing activities was $60.8 million for the twenty-six weeks ended August 4, 2007.

Our Revolving Credit Agreement provides us with a line of credit up to $550.0 million to finance working capital needs. At our option, Tranche A (up to $512.5 million) bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B (up to $37.5 million) bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 5.2% and 7.0% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

Borrowings under the Revolving Credit Agreement were $307.4 million at August 2, 2008, compared to $224.2 million at February 2, 2008 and $102.1 million at August 4, 2007. The average amounts outstanding under our Revolving Credit Agreement were $297.4 million and $100.2 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. During the twenty-six weeks ended August 2, 2008, our lowest level of excess availability was $97.3 million, at which point outstanding borrowings under our Revolving Credit Agreement were $322.9 million ($67.3 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under our Revolving Credit Agreement). At August 2, 2008, we had $104.3 million of excess availability ($74.3 million of excess availability after taking into consideration the $30.0 million minimum used balance requirement). At August 2, 2008, we had letters of credit outstanding totaling $6.6 million, which guarantee various trade activities.

In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities that comprised the Bailey Banks & Biddle division of Zale Corporation, a chain of 67 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of approximately $200.0 million, plus transaction fees of approximately $4.1 million, was financed with borrowings under our Revolving Credit Agreement. A post-closing inventory adjustment of $31.6 million was also financed through borrowings under our Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. Since the date of acquisition, Bailey Banks & Biddle’s cash requirements have been, and will continue to be, funded under our Revolving Credit Agreement.

A significant amount of our operating cash flows will be used to pay interest with respect to the Senior Notes and amounts due under our Revolving Credit Agreement. As of August 2, 2008, our outstanding borrowings were $507.4 million, which included a $200.0 million balance under the Senior Notes and a $307.4 million balance under our Revolving Credit Agreement. This compares to $302.1 million as of August 4, 2007, including a $200.0 million balance under the Senior Notes and a $102.1 million balance under our Revolving Credit Agreement.

Our Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is the maintenance of a minimum of $30.0 million of availability under the facility. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all such covenants as of August 2, 2008 and expect to be in compliance during the balance of 2008. Refer to Note 7 of Notes to the Consolidated Financial Statements.

We believe that, based upon current operations, anticipated growth and continued availability under our Revolving Credit Agreement, we will, for the foreseeable future, be able to meet our debt service and anticipated working capital obligations and to make distributions to the Holding Company sufficient to permit the Holding Company to pay expenses as they come due. No assurances, however, can be given that we will continue to be able to meet our debt service and other obligations. The amounts required to satisfy the aggregate of our interest expense totaled $16.6 million and $11.8 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

Our needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of August 2, 2008, $191.9 million of consignment merchandise from approximately 300 vendors was on hand as compared to $217.9 million at February 2, 2008.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of August 2, 2008 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	67,000	16,750	33,500	16,750	-
Operating lease obligations (1)	160,879	26,524	43,431	28,580	62,344
Revolving Credit Agreement (due 2012) (2)	307,448	307,448	-	-	-
Employment agreements	683	683	-	-	-
Contractual bonus (3)	171	171	-	-	-
Letters of credit	6,584	6,584	-	-	-
Total	$742,765	$358,160	$76,931	$245,330	$62,344

(1)	Represents future minimum payments under noncancellable operating leases as of February 2, 2008.
(2)	The above table excludes interest due under the Revolving Credit Agreement. Refer to Note 7 of Notes to the Consolidated Financial Statements.
(3)	Represents a special bonus for a senior executive equal to 50% of the executive’s salary if employed by us on the date specified in the executive’s employment agreement.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $41.9 million for the twenty-six weeks ended August 2, 2008, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and were excluded from the above table. There were no commercial commitments outstanding as of August 2, 2008 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the twenty-six weeks ended August 2, 2008.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any off-balance sheet entities or arrangements for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Other Activities Affecting Liquidity

We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $0.7 million at August 2, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and incentive compensation upon achieving specific financial goals.

During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52% of our sales. We expect that Macy’s will comprise approximately 43% and 36% of our total sales in 2009 and 2010, respectively (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009). The inability of Macy’s to pay its receivables could have a material adverse effect on our liquidity by requiring us to increase our reliance on our Revolving Credit Agreement to meet our debt service obligations and fund our working capital needs.

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

Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A - “Risk Factors” included in our Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended August 2, 2008.

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

 PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A - “Risk Factors” in our Form 10-K for the year ended February 2, 2008, which could materially affect our business, financial condition or future results. There have been no material changes in the risks we face as disclosed in our Form 10-K; however, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

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

Date: September 11, 2008	FINLAY FINE JEWELRY CORPORATION

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer
(As both a duly authorized officer of
registrant and as principal financial
officer of registrant)