Form 10-Q
period 2008-11-01
FINLAY FINE JEWELRY CORP
filed 2008-12-16
CIK 898684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

                                         Yes ☐                No ☒

As of December 12, 2008, there were 1,000 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.  As of such date, all shares of Common Stock were owned by the registrant’s parent, Finlay Enterprises, Inc., a Delaware corporation.

FINLAY FINE JEWELRY CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED NOVEMBER 1, 2008

INDEX

PAGE(S)

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007

Sales	$160,286	$141,918
Cost of sales	93,221	77,946
Gross margin	67,065	63,972
Selling, general and administrative expenses	88,314	69,133
Depreciation and amortization	4,509	3,611
Loss from operations	(25,758)	(8,772)
Interest expense, net	9,049	6,765
Loss from operations before income taxes	(34,807)	(15,537)
Benefit for income taxes	(14,033)	(8,015)
Net loss	$(20,774)	$(7,522)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007

Sales	$555,956	$452,793
Cost of sales	311,949	244,079
Gross margin	244,007	208,714
Selling, general and administrative expenses	276,205	217,186
Depreciation and amortization	13,936	10,858
Loss from operations	(46,134)	(19,330)
Interest expense, net	26,624	19,260
Loss from continuing operations before income taxes	(72,758)	(38,590)
Benefit for income taxes	(28,689)	(14,856)
Loss from continuing operations	(44,069)	(23,734)
Discontinued operations, net of tax	-	236
Net loss	$(44,069)	$(23,498)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	November 1, 2008 (unaudited)	February 2, 2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,696	$4,701
Accounts receivable	21,619	13,793
Other receivables	11,177	1,591
Merchandise inventories	595,548	611,488
Prepaid expenses and other	9,430	7,236
Total current assets	641,470	638,809
Fixed assets:
Building, equipment, fixtures and leasehold improvements	129,868	112,079
Less – accumulated depreciation and amortization	54,218	41,887
Fixed assets, net	75,650	70,192
Deferred charges and other assets, net	25,068	27,431
Total assets	$742,188	$736,432

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term borrowings	$352,952	$224,231
Accounts payable – trade (including cash overdraft of $18,334 and $7,209
at November 1, 2008 and February 2, 2008, respectively)	46,913	110,475
Accrued liabilities:
Accrued salaries and benefits	14,095	15,799
Accrued miscellaneous taxes	9,227	7,162
Accrued interest	8,199	3,494
Deferred income	3,516	4,364
Deferred income taxes	8,836	16,009
Other	22,800	29,515
Income taxes payable	-	5,580
Due to parent	8,042	7,407
Total current liabilities	474,580	424,036
Long-term debt	200,000	200,000
Deferred income taxes	1,099	3,593
Other non-current liabilities	5,053	3,278
Total liabilities	680,732	630,907
Commitments and contingencies (Note 14)
Stockholder’s equity:
Common Stock, par value $0.01 per share; authorized 5,000 shares;
issued and outstanding 1,000 shares	-	-
Additional paid-in capital	85,975	85,975
Retained earnings (Accumulated deficit)	(24,519)	19,550
Total stockholder’s equity	61,456	105,525
Total liabilities and stockholder’s equity	$742,188	$736,432

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
AND COMPREHENSIVE LOSS
 (in thousands, except share data)

				Retained
	Common Stock		Additional	Earnings	Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholder’s Equity	Comprehensive Loss
Balance, February 2, 2008	1,000	$-	$85,975	$19,550	$105,525
Net loss	-	-	-	(44,069)	(44,069)	$(44,069)
Comprehensive loss						$(44,069)
Balance, November 1, 2008 (unaudited)	1,000	$-	$85,975	$(24,519)	$61,456

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,069)	$(23,498)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,936	11,031
Amortization of deferred financing costs	1,521	724
Deferred income taxes	(9,667)	(6,070)
Other, net	1,999	(486)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	(17,412)	1,240
(Increase) decrease in merchandise inventories	15,940	(27,784)
Increase in prepaid expenses and other	(2,427)	(688)
Decrease in accounts payable and accrued liabilities	(77,803)	(31,827)
Increase in due to parent	633	2,306
NET CASH USED IN OPERATING ACTIVITIES	(117,349)	(75,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(17,871)	(9,022)
Acquisition of Bailey Banks & Biddle	(5,559)	-
Deferred charges and other assets	(72)	(64)
NET CASH USED IN INVESTING ACTIVITIES	(23,502)	(9,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	629,617	462,309
Principal payments on revolving credit facility	(500,896)	(383,613)
Capitalized financing costs	-	(358)
Bank overdraft	11,125	6,347
NET CASH PROVIDED BY FINANCING ACTIVITIES	139,846	84,685
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,005)	547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,701	1,704
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,696	$2,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,398	$14,157
Income taxes paid (refunded)	$(4,883)	$3,049

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$57	$817
Accrual for purchases of fixed assets	$1,639	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

General

The accompanying unaudited consolidated financial statements of Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”, the “Registrant”, “we”, “us” and “our”), a wholly-owned subsidiary of Finlay Enterprises, Inc. (the “Holding Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  References to “Finlay” mean collectively, the Holding Company and Finlay Jewelry.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of November 1, 2008, and our results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007 and cash flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results.  The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2008 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“Form 10-K”) previously filed with the Commission.

Results from the prior year period ended November 3, 2007 exclude from continuing operations the results from Parisian stores that closed in fiscal 2007, which have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of  Long-Lived Assets.”

Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007 and 2006 relate to the fiscal year ending on January 31, 2009 and the fiscal years ended on February 2, 2008 and February 3, 2007, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

Liquidity Matters

The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession has created a highly challenging retail environment during 2008 and, in particular, in the third quarter and fourth quarter-to-date periods. These current conditions have negatively impacted our liquidity position and operating performance, and our sales are significantly below our original projections.  In addition, during the third quarter, our senior secured lenders decreased the borrowing availability under our Revolving Credit Agreement, as a result of their periodic inventory appraisal process, which takes into consideration the current economic environment, among other factors. The lenders are currently performing another review which may further affect our borrowing capacity.

In November and December 2008, we refinanced our long-term debt to convert the majority of the semi-annual cash interest payments to payment-in-kind interest (“PIK Interest”) for two years and generated cash by issuing $22.8 million of new notes (Refer to Note 15 for further discussion). As a means of potentially improving liquidity and operating performance, we have implemented certain expense initiatives and other measures to preserve cash, such as inventory receipt reductions, and are evaluating additional expense initiatives such as closing underperforming locations and reductions in selling, general and administrative expenses

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION (continued)

(“SG&A”).  However, there can be no assurances that our business operations, working capital and borrowing availability through the end of the fiscal year will be sufficient to meet current estimates of working capital requirements as well as allow us to maintain compliance with the $30.0 million minimum unused balance as required by our Revolving Credit Agreement. If we are unable to improve our liquidity and/or operating performance, we may be required to significantly curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

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

As of November 1, 2008 and February 2, 2008, deferred vendor allowances totaled (i) $6.1 million and $7.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $3.5 million and $4.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     Discontinued Operations:  We account for closing stores as discontinued operations when the operations and cash flows of a store being disposed of are eliminated from on-going operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from on-going operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market, and our analysis includes an evaluation of the proximity to the disposed store.

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

       Accounting Standards Adopted in 2008: On February 3, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have any effect on our consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for us on February 1, 2009, and will be applied prospectively.  We are currently evaluating the impact that these additional SFAS No. 157 provisions will have on our consolidated financial statements.

      New Accounting Pronouncements: In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the potential effect of FSP No. 142-3 on our consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days after the Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not anticipate that the adoption of SFAS No. 162 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 4 – BAILEY BANKS & BIDDLE ACQUISITION

       In November 2007, we completed the acquisition of substantially all of the assets and specified liabilities of Bailey Banks & Biddle.  The purchase price was approximately $200.0 million, plus transaction fees of approximately $4.1 million, and was financed with borrowings under our Revolving Credit Agreement with General Electric Capital Corporation and certain other lenders (the “Revolving Credit Agreement”). A post-closing inventory adjustment of approximately $31.6 million was also financed under the Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. The acquisition was undertaken to complement and diversify our existing business and provides us with the opportunity to increase our presence in the specialty jewelry store and high-end sectors.

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

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of 2007:

	November 3, 2007
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	(in thousands)
Sales	$192,936	$625,032
Loss from continuing operations	(11,568)	(31,857)
Net loss	(11,568)	(31,621)

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

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

       In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South, which was renamed Macy’s Central (“Macy’s Central”). The consolidation of Macy's North as well as that of Macy's Northwest will result in the non-renewal of these license agreements with us and the loss of 57 departments and 36 departments, respectively, on January 31, 2009. In March 2008, Macy’s signed a two-year extension of our license agreement for Macy’s Central, which consists of 216 departments. The amended license agreement extends our current contract until January 29, 2011. As of November 1, 2008, we operated a total of 343 departments in four of Macy’s seven divisions, as follows:

Macy’s Central	216
Macy’s North (a)	57
Macy’s Northwest (a)	36
Bloomingdale’s	34
Total	343

(a)	We will close 93 Macy’s departments at the end of 2008.

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

Further, as a result of Belk, Inc.’s (“Belk”) acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. In 2007, we generated sales of approximately $9.8 million from these Parisian departments. For the thirty-nine weeks ended November 3, 2007, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

      Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at February 3, 2007	$585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	117
Charges	1,176
Payments	(148)
Balance at November 1, 2008	$1,145

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:
	November 1, 2008	February 2, 2008
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$642,696	$649,960
Less: Excess of FIFO cost over LIFO inventory value	47,148	38,472
	$595,548	$611,488

      We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended November 1, 2008 and November 3, 2007 by $3.6 million and $1.5 million, respectively. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 by $8.7 million and $4.4 million, respectively.

        Approximately $166.8 million and $217.9 million at November 1, 2008 and February 2, 2008, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

NOTE 7 - SHORT AND LONG-TERM DEBT

         Our Revolving Credit Agreement, which matures in November 2012, provides us with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) Revolving Credit Facility. At November 1, 2008 and February 2, 2008, $353.0 million and $224.2 million was outstanding under this facility, at which point the available borrowings were $71.6 million and $174.2 million, respectively ($41.6 million and $144.2 million, respectively, of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed below). Our available borrowings at November 1, 2008 represented our lowest level of excess availability during the thirty-nine weeks ended November 1, 2008 and reflects a decrease in borrowing availability under our Revolving Credit Agreement as a result of an inventory appraisal performed by our lenders in the third quarter of 2008. Refer to Note 1 for a current discussion of liquidity matters. The average amounts outstanding under our Revolving Credit Agreement were $309.8 million and $106.5 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

       The loans under Tranche A bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter.  Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR (London Interbank Offer Rate).  The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”.  Our Revolving Credit Agreement has a $75.0 million letter of credit sub-limit, which reduces availability when utilized. The weighted average interest rate was 5.2% and 7.1% for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

      Our Revolving Credit Agreement is limited by a borrowing base computed primarily on the balance of our inventory and accounts receivable and is secured by a first priority perfected security interest in all of our present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT AND LONG-TERM DEBT (continued)

payments. Additionally, our Revolving Credit Agreement includes a requirement to maintain a minimum unused balance of not less than $30.0 million at all times. As of November 1, 2008, we were in compliance with this minimum unused balance requirement.

At November 1, 2008 and February 2, 2008, we had letters of credit outstanding totaling $8.7 million and $6.2 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	November 1, 2008	February 2, 2008
	(in thousands)
Senior Notes (a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $33.0 million at November 1, 2008 and $103.8 million at February 2, 2008.

      Our 8-3/8% Senior Notes due June 1, 2012 (the “Senior Notes”), comprised an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

      Through the third quarter of 2008, all of our Senior Notes were unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsubordinated indebtedness and senior to any future indebtedness that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to our secured indebtedness, including obligations under our Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of our subsidiaries. We may redeem the Senior Notes, in whole or in part, at any time beginning June 1, 2008 at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require us to purchase all or a portion of such holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

       The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.  We were in compliance with all of our covenants as of and for the thirty-nine weeks ended November 1, 2008.

       Refer to Note 15 for a discussion of transactions relating to the Senior Notes and the amendment to the Revolving Credit Agreement that occurred subsequent to the third quarter ended November 1, 2008.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

        In compliance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), we had unrecognized tax benefits of approximately $1.4 million as of November 1, 2008 and approximately $1.7 million as of February 2, 2008. Included in the balance are $1.2 million and $1.5 million as of November 1, 2008 and February 2, 2008, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

For income tax reporting purposes, we have an October 31 year end. We file a consolidated federal income tax return with the Holding Company and our wholly-owned subsidiaries and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.  We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of our historical accounting policy.  Approximately $0.3 million in potential interest and penalties are included as a component of both the $1.4 million and $1.7 million unrecognized tax benefits at November 1, 2008 and February 2, 2008, respectively. During the quarter and thirty-nine weeks ended November 1, 2008, we released $0 and $0.4 million, respectively, of reserves as a result of the expiration of certain statutes of limitations. We anticipate $0.3 million of unrecognized tax benefits will be recognized as a result of the settlement of audits and the expiration of the statute of limitations prior to November 1, 2009.

NOTE 9 – STOCK-BASED COMPENSATION

       Stock options outstanding under the Holding Company’s stock incentive plans have been granted at prices which are equal to the market value of the Holding Company’s stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, we recognized approximately $72,000 and $0, respectively, in stock-based compensation expense.

       There were 139,500 options cancelled and no options were granted or exercised during the thirty-nine weeks ended November 1, 2008.  The following table summarizes the changes in stock options outstanding during the thirty-nine weeks ended November 1, 2008 and stock options exercisable at November 1, 2008:

	Options Outstanding
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)
Outstanding at February 2, 2008	863,200	4.94	$8.07	$-
Cancelled	(139,500)	-	$11.03	$-
Outstanding at November 1, 2008	723,700	4.66	$7.50	$-
Exercisable at November 1, 2008	463,700	2.18	$10.19	$-

     The following table summarizes the changes in restricted stock outstanding during the thirty-nine weeks ended November 1, 2008:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 2, 2008	48,367	$11.78
Vested	(47,321)	11.85
Balance at November 1, 2008	1,046	$8.70

       During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, total amortization expense of restricted stock was $0.1 million and $0.8 million, respectively.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes in restricted stock units (“RSUs”) outstanding, including nonvested RSUs, during the thirty-nine weeks ended November 1, 2008:
	RSUs(1)	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 2, 2008	530,051	$8.29
Granted	168,284	0.80
Shares issued	(88,041)	12.34
Balance at November 1, 2008	610,294	$5.58

        (1) Refer to Note 10 for additional information regarding RSUs.

        During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, total amortization expense of RSUs was $0.4 million and $0.5 million, respectively.

NOTE 10 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
                      PURCHASE PLANS

        In April 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan (the “Executive Plan”) and the Director Deferred Compensation and Stock Purchase Plan (the “Director Plan”, and together with the Executive Plan, the “RSU Plans”), which were approved by the Holding Company’s stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by the Holding Company’s Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of the Holding Company’s Common Stock, but with none of the attendant rights of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees and receive RSUs  in  lieu  thereof,  and (ii) matching RSUs, where the Holding Company credits a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of November 1, 2008, 610,294 RSUs were outstanding under the RSU Plans.

      The shares issued upon distribution of RSUs under the RSU Plans are provided by the Holding Company’s 2007 Long Term Incentive Plan (the “2007 Plan”). As a result of the unavailability of shares under the 2007 Plan to satisfy the Holding Company’s obligations under the RSU Plans, each of the RSU Plans was amended effective as of May 22, 2008 to permit delayed crediting of RSUs under the RSU Plans until the requisite number of shares of Common Stock become available. Pursuant to these amendments, no new deferral agreements may be entered into under the RSU Plans, and any existing deferral agreements will remain in full force and effect, except that: (1) with respect to the Executive Plan, deferral agreements regarding the 2008 bonus payable on April 25, 2009, will be effectively cancelled, and such bonus amounts will be paid to the participants on April 25, 2009 in cash; and (2) with respect to the Director Plan, cash (rather than RSUs), will be paid for eligible director's fees deferred with respect to the third and fourth quarters of 2008, and such cash amounts will be paid to the directors on February 2, 2009.  Effective as of May 22, 2008, no more matching awards will be made under the RSU Plans.

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

       The following table provides segment level financial information for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Thirteen Weeks Ended
	November 1, 2008			November 3, 2007
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$102,258	$58,028	$160,286	$118,308	$23,610	$141,918
Depreciation and amortization	2,953	1,556	4,509	3,206	405	3,611
Loss from operations	(15,327)	(10,431)	(25,758)	(7,762)	(1,010)	(8,772)
Interest expense, net	5,847	3,202	9,049	6,062	703	6,765
Benefit for income taxes	(8,668)	(5,365)	(14,033)	(7,337)	(678)	(8,015)
Total assets	369,301	372,887	742,188	451,991	109,431	561,422
Capital expenditures	2,459	5,108	7,567	3,478	411	3,889

(1)	Included in interest expense, net for each of the thirteen week periods is $4.2 million related to the Senior Notes.
(2)	Reflects operating results of Bailey Banks & Biddle acquired in November 2007.

	Thirty-Nine Weeks Ended
	November 1, 2008			November 3, 2007
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$345,349	$210,607	$555,956	$374,921	$77,872	$452,793
Depreciation and amortization	9,643	4,293	13,936	9,683	1,175	10,858
Loss from operations	(31,576)	(14,558)	(46,134)	(19,324)	(6)	(19,330)
Interest expense, net	17,455	9,169	26,624	17,227	2,033	19,260
Benefit for income taxes	(19,528)	(9,161)	(28,689)	(14,051)	(805)	(14,856)
Total assets	369,301	372,887	742,188	451,991	109,431	561,422
Capital expenditures	5,774	12,097	17,871	8,274	748	9,022

(1)	Included in interest expense, net for each of the thirty-nine week periods is $12.6 million related to the Senior Notes.
(2)	Reflects operating results of Bailey Banks & Biddle acquired in November 2007.

      Additionally, our sales mix by merchandise category was as follows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (dollars in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008				November 3, 2007
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$82,110	24%	$73,368	35%	$88,982	24%	$20,787	27%
Gemstones	61,309	18	14,921	7	68,572	18	7,858	10
Gold	60,974	17	2,447	1	63,459	17	1,566	2
Watches	52,239	15	69,527	33	56,944	15	34,491	44
Designer	40,639	12	26,934	13	42,095	11	8,631	11
Other (1)	48,078	14	23,410	11	54,869	15	4,539	6
Total Sales	$345,349	100%	$210,607	100%	$374,921	100%	$77,872	100%

(1)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DISCONTINUED OPERATIONS

As a result of the 33 Parisian store closings in July 2007, the results of operations for these departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirty-nine weeks ended November 3, 2007. All of the closed stores were operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

Thirty-Nine Weeks Ended November 3, 2007
Sales	$9,833
Income before income taxes	393
Discontinued operations, net of tax	236

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands)		(in thousands)
Base rent	$9,968	$2,314	$29,616	$6,857
Contingent fees	17,455	20,077	59,313	63,733
Total	$27,423	$22,391	$88,929	$70,590

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have not provided any third-party financial guarantees as of November 1, 2008 and February 2, 2008.

NOTE 15 – SUBSEQUENT EVENT

       In November and December 2008, we executed several agreements (the “Exchange Purcahse Agreements”) to exchange our Senior Notes held by certain noteholders (the “Participating Noteholders”), which were issued pursuant to an indenture (the “Senior Notes Indenture”), dated as of June 3, 2004, for new 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (the “Third Lien Notes”).  In addition, the Participating Noteholders purchased new 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (the “Second Lien Notes,” together with the Third Lien Notes, the “Secured Notes”).

      As part of this transaction, the Participating Noteholders, who beneficially owned or had investment management authority of approximately 80% of the Senior Notes, (a) exchanged $159.4 million in principal amount of their Senior Notes for new Third Lien Notes, and (b) purchased $22.8 million in principal amount of new Second Lien Notes.

        Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year.  Interest on the Second Lien Notes began to accrue as of November 26, 2008 and is payable beginning on June 1, 2009 in pay-in-kind interest or PIK Interest at 12.125% per annum from November 26, 2008 until December 1, 2010, and thereafter in cash at 11.375% per annum.  Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, and from thereon was paid on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum.  The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes.

FINLAY FINE JEWELRY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENT (continued)

      Participating Noteholders who exchanged Senior Notes for new Third Lien Notes in like principal amounts were required to forego the cash interest payment due on December 1, 2008 under the Senior Notes with respect to interest accruing from June 1, 2008 and instead received PIK Interest for the same period under the Third Lien Notes, as described above.

     In addition, we entered into an amendment to our Revolving Credit Agreement, pursuant to which the lenders thereunder consented to the transactions under the Exchange and Purchase Agreements and amended the interest rates under our Revolving Credit Agreement.

       As a result of the above transactions, as of November 26, 2008, there were approximately $189.2 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. On December 1, 2008, a cash interest payment of $1.7 million was made to the holders of the Senior Notes. Thus, as a result of the transactions described above, we were able to reduce our semi-annual cash interest payment on the Senior Notes from $8.4 million to $1.7 million. The refinancing of the Senior Notes enables us to eliminate for two years a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes.

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

Executive Overview

Our Business

We have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. We operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $272 per item in 2007. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,300 per item in 2007. As of November 1, 2008, we operated a total of 778 locations, including 671 department store based fine jewelry departments in nine host store groups, in 41 states and the District of Columbia, as well as 107 stand-alone jewelry stores operating as 67 Bailey Banks & Biddle stores in 24 states, 35 Carlyle stores in nine states located principally in the southeastern United States and five Congress stores in southwest Florida.

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

Our stand-alone jewelry stores offer compelling shopping environments for the luxury consumer and focus on diamonds, precious gemstones, watches, designer jewelry and gold, complemented by an assortment of giftware. These stores strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and by extending credit to their customers through credit card programs which are managed by third-parties.

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

Liquidity Matters

        The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession has created a highly challenging retail environment during 2008 and, in particular, in the third quarter and fourth quarter-to-date periods. These current conditions have negatively impacted our liquidity position and operating performance and our sales are significantly below our original projections.  In addition, during the third quarter, our senior secured lenders decreased the borrowing availability under the Revolving Credit Agreement, as a result of their periodic inventory appraisal process, which takes into consideration the current economic environment, among other factors. The lenders are currently performing another review which may further affect our borrowing capacity.

      In November and December 2008, we refinanced our long-term debt to convert the majority of the semi-annual cash interest payments to PIK Interest for two years and generated cash by issuing $22.8 million of new notes (Refer to Note 15 of Notes to the Consolidated Financial Statements for further discussion). As a means of potentially improving liquidity and operating performance, we have implemented certain expense initiatives and other measures to preserve cash, such as inventory receipt reductions, and are evaluating additional expense initiatives such as closing underperforming locations and reductions in SG&A. However, there can be no assurances that our business operations, working capital and borrowing availability through the end of the fiscal year will be sufficient to meet current estimates of working capital requirements as well as allow us to maintain compliance with the $30.0 million minimum unused balance as required by our Revolving Credit Agreement. If we are unable to improve our liquidity and/or operating performance, we may be required to significantly curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

Third Quarter Highlights

     Total sales were $160.3 million for the thirteen weeks ended November 1, 2008 compared to $141.9 million for the thirteen weeks ended November 3, 2007, an increase of 12.9%.  Total sales for the third quarter of 2008 included $58.0 million of sales generated by our stand-alone jewelry stores compared to $23.6 million in the third quarter of 2007. The increase primarily relates to the acquisition of Bailey Banks & Biddle in November 2007.  Comparable store sales decreased 14.9% as a result of decreased consumer spending in a continued weak economic environment in the third quarter of 2008. Gross margin increased by $3.1 million compared to 2007, and, as a percentage of sales, gross margin decreased by 3.3% from 45.1% to 41.8%.  The decrease in gross margin, as a percentage of sales, primarily relates to increased volume from the stand-alone jewelry stores at lower margins, as well as lower margins at the Macy’s and Lord & Taylor departments scheduled to close at the end of 2008, as we liquidate inventory, and a higher LIFO provision.  SG&A increased $19.2 million, and, as a percentage of sales, increased 6.4%, from 48.7% to 55.1%, primarily due to the impact of the stand-alone jewelry store leases at higher lease fees coupled with lower than anticipated sales levels as compared with the prior year period. Our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle slightly offset this increase.  SG&A also includes severance costs of $0.4 million for field personnel associated with the Macy’s and Lord & Taylor anticipated store closings, scheduled to close at the end of the current fiscal year.  Furthermore, SG&A includes $0.7 million for consulting fees associated with the restructuring of our Senior Notes, as described in Note 15 of Notes to the Consolidated Financial Statements.

      Borrowings under our Revolving Credit Agreement increased by $128.7 million at November 1, 2008 as compared to February 2, 2008, which reflects additional borrowings for working capital requirements. Our lowest level of availability during the thirty-nine weeks ended November 1, 2008 was $71.6 million ($41.6 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under our Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Agreement were $353.0 million. Refer to Notes 1 and 7 of Notes to the Consolidated Financial Statements.

Opportunities

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

In March 2008, we signed a two-year extension with Macy’s for the newly formed consolidated Macy’s Central division (formerly known as the Macy’s South and Macy’s Midwest divisions). The amended license agreement extends our current contract until January 29, 2011, and covers 216 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

 During the thirty-nine weeks ended November 1, 2008, we opened four new Carlyle stores and one new Bailey Banks & Biddle store. Through the Bailey Banks & Biddle acquisition as well as opening new stand-alone jewelry stores and Bloomingdale’s departments, we have a larger portion of our business dedicated to the luxury sector. We currently plan to open two new Bailey Banks & Biddle stores during the remainder of the year.

      We plan to pursue the following key initiatives:

•	Improve comparable store sales;

•	Reduce expenses;

•	Improve liquidity;

•	Focus on improved marketing initiatives to more efficiently reach and expand our customer base; and

•	Maintain high customer service standards.

Risks and Uncertainties

      The risks and challenges facing our business include:

•	Substantial debt leverage;

•	Decrease in consumer discretionary spending in the current macro-economic environment and the impact on our liquidity needs; and

•	Dependence on or loss of certain host store relationships.

We currently have a significant amount of debt.  As of November 1, 2008, we had $200.0 million of debt outstanding under our Senior Notes.  Additionally, at November 1, 2008, borrowings under our Revolving Credit Agreement were $353.0 million. Refer to Note 15 of Notes to the Consolidated Financial Statements for a discussion of recent transactions relating to the restructuring of the Senior Notes and the Secured Notes issued in November and December 2008.

The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession has created a highly challenging retail environment during 2008 and, in particular, in the third quarter and fourth quarter-to-date periods. These current conditions have negatively impacted our liquidity position and operating performance and our sales are significantly below our original projections.  There can be no assurances that our business operations, working capital and borrowing availability through the end of the fiscal year will be sufficient to meet current estimates of working capital requirements as well as allow us to maintain compliance with the $30.0 million minimum unused balance as required by our Revolving Credit Agreement. If we are unable to improve our liquidity and/or operating performance, we may be required to significantly curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due. Refer to “Executive Overview -- Liquidity Matters” and Note 1 of Notes to the Consolidated Financial Statements.

A continuation of the recent deterioration of significant portions of the global financial markets could further negatively impact our performance. Declines in discretionary spending or in the availability of consumer credit could further reduce the volume of merchandise we sell as well as the sales prices for the merchandise offered, and accordingly our gross margin, if we are required to reduce the sales prices of merchandise to compete in this current highly promotional retail selling environment.  In addition, concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. These negative economic conditions may result in financial difficulties for our vendors, the department stores in which we operate and the financial institutions that are counterparties to our credit facilities, which could negatively affect us.  It is not clear at this time what impact the federal government’s liquidity and funding initiatives that have been announced or that may be initiated in the future, will have on the financial markets, on the broader U.S. and global economies, or ultimately on us.

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

As of November 1, 2008, we operated a total of 343 departments in four of Macy’s seven divisions.  In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South, which was renamed Macy’s Central. The consolidation of Macy's North as well as that of Macy's Northwest will result in the non-renewal of these license agreements with us and the loss of 57 departments and 36 departments, respectively, on January 31, 2009. In March 2008, Macy's signed a two-year extension of our license agreement for Macy’s Central, which consists of 216 departments.  The amended license agreement extends our current contract until January 29, 2011. In 2007, our department store based fine jewelry sales were 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue.

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

Results of Operations

   The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.2	54.9	56.1	53.9
Gross margin	41.8	45.1	43.9	46.1
Selling, general and administrative expenses	55.1	48.7	49.7	48.0
Depreciation and amortization	2.8	2.5	2.5	2.4
Loss from operations	(16.1)	(6.1)	(8.3)	(4.3)
Interest expense, net	5.6	4.8	4.8	4.2
Loss from continuing operations before
income taxes	(21.7)	(10.9)	(13.1)	(8.5)
Benefit for income taxes	(8.8)	(5.6)	(5.2)	(3.3)
Loss from continuing operations	(12.9)	(5.3)	(7.9)	(5.2)
Discontinued operations, net of tax	-	-	-	-
Net loss	(12.9)%	(5.3)%	(7.9)%	(5.2)%

Thirteen Weeks Ended November 1, 2008 Compared with Thirteen Weeks Ended November 3, 2007

 Sales. Sales for the thirteen weeks ended November 1, 2008 increased $18.4 million, or 12.9%, compared to the 2007 third quarter. Sales include $102.3 million from the department store based fine jewelry departments for the thirteen weeks ended November 1, 2008, which represented a 13.6% decrease compared to sales of $118.3 million for the thirteen weeks ended November 3, 2007. Sales also include $58.0 million in sales generated by our stand-alone jewelry stores in 2008 compared to $23.6 million in 2007, an increase which primarily relates to the acquisition of Bailey Banks & Biddle in November 2007.  Comparable store sales decreased 14.9% as a result of decreased consumer spending in a continued weak economic environment in the third quarter of 2008.

 During the thirteen weeks ended November 1, 2008, we opened four locations, including one Bailey Banks & Biddle store, and closed six department store based fine jewelry departments in Dillard’s. The results of operations for these closed locations were not material for the current or prior year quarter.

Gross margin.  Gross margin increased by $3.1 million in the third quarter of 2008 compared to 2007. As a percentage of sales, gross margin decreased by 3.3% from 45.1% to 41.8%.  The components of this decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.1)%
Increase in cost of sales is due to increased volume from the stand-alone jewelry segment at lower gross margins as well as lower margins at the Macy’s and Lord & Taylor departments, scheduled to close at the end of 2008, as we liquidate inventory.

LIFO	(1.2)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory as a result of the Bailey Banks & Biddle acquisition.
Other	(1.0)	Increase in various other components of cost of sales.
Total decrease	(3.3)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $19.2 million, or 27.7%, and increased by 6.4%, as a percentage of sales, from 48.7% to 55.1%. The components of this increase in SG&A are as follows:

Component	%	Reason
License and lease fees	2.3%	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Payroll expenses	2.0	Increase is primarily due to the unfavorable leveraging of payroll expenses on lower sales.
Net advertising expenditures	0.5	Increase is primarily due to higher advertising expenditures in the stand-alone specialty jewelry store segment, as a percentage of sales.
Other	1.6
Increase is due to consulting fees totaling $0.7 million associated with the restructuring of the Senior Notes, as described in Note 15 of Notes to the Consolidated Financial Statements as well as unfavorable leveraging of expenses on lower sales.

Total increase	6.4%

       Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended November 1, 2008 and November 3, 2007 totaled $4.5 million and $3.6 million, respectively. Included in the third quarter of 2008 is approximately $0.5 million for accelerated depreciation charges associated with the Macy’s and Lord & Taylor anticipated store closings at the end of the current fiscal year.

Interest expense, net. Net interest expense increased by $2.3 million primarily as a result of higher average borrowings under the Revolving Credit Agreement used to finance the acquisition of Bailey Banks & Biddle in 2007. The weighted average interest rate on all outstanding borrowings was approximately 6.3% for the third quarter in 2008 compared with 8.0% for the comparable period in 2007.

Benefit for income taxes. Under APB No. 28, “Interim Financial Reporting”, the effective tax rate is adjusted each quarter to reflect the estimated annual effective tax rate with certain limitations applying to the recognition of interim period tax benefits. The income tax benefit for the third quarter of 2008 reflects an effective tax rate of 40.3% compared to 51.6% for the same period in the prior year. The change in the effective tax rate from the prior year period is the result of varying projected permanent tax versus book differences and pre-tax projected losses.

     Net loss. Net loss of $20.8 million for the 2008 period compares to a net loss of $7.5 million in the prior year period as a result of the factors discussed above.

Thirty-Nine Weeks Ended November 1, 2008 Compared with Thirty-Nine Weeks Ended November 3, 2007

 Sales. Sales for the thirty-nine weeks ended November 1, 2008 increased $103.2 million, or 22.8%, compared to 2007. Sales include $345.3 million in sales from the department store based fine jewelry departments for the thirty-nine weeks ended November 1, 2008, which represented a 7.9% decrease compared to the $374.9 million in sales for the thirty-nine weeks ended November 3, 2007. Sales also include $210.6 million in sales generated by our stand-alone jewelry stores in 2008 compared to $77.9 million in 2007, an increase which primarily relates to the acquisition of Bailey Banks & Biddle in November 2007.  Comparable store sales decreased 7.9%.

 During the thirty-nine weeks ended November 1, 2008, we opened four locations within Carlyle, one within Bailey Banks & Biddle and four department store based fine jewelry departments. Additionally, during the thirty-nine weeks ended November 1, 2008, we closed 21 department store based fine jewelry departments and three stand-alone specialty jewelry stores. The results of operations for these closed locations were not material for the current and prior year period. The closings were comprised of the following:

Store Group	Number of Locations
Macy’s	10
Dillard’s	8
Bailey Banks & Biddle	2
Carlyle	1
Other	3
Total	24

       Gross margin.  Gross margin increased by $35.3 million in the thirty-nine weeks ended November 1, 2008 compared to the thirty-nine weeks ended November 3, 2007. As a percentage of sales, gross margin decreased by 2.2% from 46.1% to 43.9%.  The components of this decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.0)%
Increase in cost of sales is due to increased volume from the stand-alone jewelry segment at lower gross margins, as well as lower margins at the Macy’s and Lord & Taylor departments, scheduled to close at the end of 2008, as we liquidate inventory.

LIFO	(0.6)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory as a result of the Bailey Banks & Biddle acquisition.
Other	(0.6)	Increase in various other components of cost of sales.
Total decrease	(2.2)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars increased $59.0 million, or 27.2%. As a percentage of sales, SG&A increased by 1.7% from 48.0% to 49.7%. The components of this increase in SG&A are as follows:

Component	%	Reason
License and lease fees	1.3%	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Payroll expenses	0.4
Increase is primarily due to severance costs associated with the Macy’s and Lord & Taylor departments scheduled to close at the end of 2008 as well as the unfavorable leveraging of payroll expenses on lower sales.

Total increase	1.7%

       Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, totaled $13.9 million and $10.9 million, respectively. Included in the thirty-nine weeks ended November 1, 2008 is approximately $1.6 million for accelerated depreciation charges associated with the Macy’s and Lord & Taylor anticipated store closings at the end of the current fiscal year.

Interest expense, net. Net interest expense increased by $7.4 million primarily as a result of higher average borrowings under the Revolving Credit Agreement used to finance the acquisition of Bailey Banks & Biddle in 2007. The weighted average interest rate on all outstanding borrowings was approximately 6.4% for the thirty-nine weeks ended November 1, 2008, compared with 7.9% for the comparable period in 2007.

Benefit for income taxes. The income tax benefit for the thirty-nine weeks ended November 1, 2008 reflects an effective tax rate of 39.4% compared to 38.5% for the same period in the prior year, as discussed above.

      Discontinued operations.  Discontinued operations for the thirty-nine weeks ended November 3, 2007 includes the results of operations of the Parisian departments which closed in July 2007.  Sales related to these operations totaled $9.8 million for the thirty-nine weeks ended November 3, 2007.  Gross margin related to the discontinued departments totaled $4.3 million, or 43.3% as a percentage of sales, for the thirty-nine weeks ended November 3, 2007.  Net income from discontinued operations for the thirty-nine weeks ended November 3, 2007 was $0.2 million.

     Net loss. Net loss of $44.1 million for the 2008 period compares to a net loss of $23.5 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

       Information about our financial position as of November 1, 2008 and February 2, 2008 is presented in the following table:

	November 1, 2008	February 2, 2008
	(dollars in thousands)
Cash and cash equivalents	$3,696	$4,701
Working capital	166,890	214,773
Short-term debt	352,952	224,231
Long-term debt	200,000	200,000
Stockholder’s equity	61,456	105,525

      Our primary capital requirements are funding working capital requirements of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, capital expenditures for opening new locations, renovating existing locations and information technology investments.  For the thirty-nine weeks ended November 1, 2008, capital expenditures totaled $17.9 million.

      Cash flows provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 were as follows:

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
	(dollars in thousands)
Operating activities	$(117,349)	$(75,052)
Investing activities	(23,502)	(9,086)
Financing activities	139,846	84,685
Net increase (decrease) in cash and cash equivalents	$(1,005)	$547

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

      Borrowings under the Revolving Credit Agreement were $353.0 million at November 1, 2008, compared with $124.6 million at November 3, 2007, reflecting the impact of the acquisition of Bailey Banks & Biddle. At November 1, 2008, available borrowings were $71.6 million ($41.6 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). At both February 2, 2008 and November 1, 2008, we were in compliance with this minimum unused balance requirement. Our available borrowings at November 1, 2008 represented our lowest level of excess availability during the thirty-nine weeks ended November 1, 2008 and reflects a decrease in borrowing availability under our Revolving Credit Agreement, as a result of an inventory appraisal performed by our lenders in the third quarter of 2008. The lenders are currently performing another review which may further affect our borrowing capacity.  Refer to “Executive Overview – Liquidity Matters” and Note 1 of Notes to the Consolidated Financial Statements.

Although we have been and intend to continue to work closely with our vendors, several factors have impacted our ability to continue our historical credit terms, including the Holding Company’s Common Stock being delisted from NASDAQ and the downgrade of our credit rating on the Senior Notes, coupled with the increase in our debt in conjunction with the acquisition of Bailey Banks & Biddle and recent bankruptcies in the retail and jewelry industries.

      In the first three quarters of fiscal 2008, we used cash of $117.3 million in operations, financed by borrowings of $128.7 million from our Revolving Credit Agreement. Our cash flow decreased primarily as a result of our $44.1 million net loss and a decrease of $77.9 million in accounts payable and accrued liabilities.

       In November and December 2008, we executed several agreements (the “Exchange and Purchase Agreement”) to exchange our Senior Notes held by certain noteholders (the “Participating Noteholders”), which were issued pursuant to the Senior Notes Indenture, dated as of June 3, 2004, for new 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (the “Third Lien Notes”).  In addition, the Participating Noteholders purchased new 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (the “Second Lien Notes,” together with the Third Lien Notes, the “Secured Notes”).

       As part of this transaction, the Participating Noteholders, who beneficially owned or had investment management authority of approximately 80% of the Senior Notes, (a) exchanged $159.4 million in principal amount of their Senior Notes for new Third Lien Notes, and (b) purchased $22.8 million in principal amount of new Second Lien Notes.

        Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year.  Interest on the Second Lien Notes began to accrue as of November 26, 2008 and is payable beginning on June 1, 2009 in pay-in-kind interest or PIK Interest at 12.125% per annum from November 26, 2008 until December 1, 2010, and thereafter in cash at 11.375% per annum.  Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, and from thereon was paid on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum.  The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes.

      Participating Noteholders who exchanged Senior Notes for new Third Lien Notes in like principal amounts were required to forego the cash interest payment due on December 1, 2008 under the Senior Notes with respect to interest accruing from June 1, 2008 and instead received PIK Interest for the same period under the Third Lien Notes, as described above.

     In addition, we entered into an amendment to our Revolving Credit Agreement, pursuant to which the lenders thereunder consented to the transactions under the Exchange and Purchase Agreements and amended the interest rates under our Revolving Credit Agreement.

       As a result of the above transactions, as of November 26, 2008, there were approximately $189.2 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. On December 1, 2008, a cash interest payment of $1.7 million was made to the holders of the Senior Notes. Thus, as a result of the transactions described above, we were able to reduce our semi-annual cash interest payment on the Senior Notes from $8.4 million to $1.7 million. The refinancing of the Senior Notes enables us to eliminate for two years a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes.

     Operating Activities

      The primary source of our liquidity is cash flows from operating activities. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $117.3 million and $75.1 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. Inventory levels at November 1, 2008 decreased by $15.9 million, or 2.6%, as compared to February 2, 2008, primarily related to a decrease in inventory of $49.6 million in our licensed fine jewelry departments in anticipation of certain department closings at the end of the current fiscal year, offset by an increase in inventory of $33.7 million in our stand-alone jewelry store segment.  At the end of 2008, we will close a total of 140 departments in Macy’s North, Macy’s Northwest and Lord & Taylor. Our strategy during 2008 is to reduce asset receipts and liquidate inventory in these departments in an effort to reduce the on hand inventory levels and thus positively impact cash. Since February 2, 2008, inventory in these departments has decreased by $34.0 million. Accounts receivable increased to $21.6 million from $13.8 million primarily related to the higher sales volume in October 2008 as compared with January 2008 in our licensed fine jewelry department store business. Additionally, the decrease in accounts payable to $46.9 million at November 1, 2008, from $110.5 million at February 2, 2008, reflects vendor payments for inventory receipts and consignment sales associated with the 2007 holiday season.

      Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2007, approximately 25% of our merchandise was held on consignment, which enables us to pay for the merchandise after it is sold to our customer and reduces our inventory exposure to changing fashion trends. Our working capital balance was $166.9 million at November 1, 2008, a decrease of $47.9 million from February 2, 2008.

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

      Investing Activities

      Net cash used in investing activities totaled $23.5 million and $9.1 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  The thirty-nine weeks ended November 1, 2008 included a post-closing inventory adjustment of $5.6 million in connection with the acquisition of Bailey Banks & Biddle. Capital expenditures for the current and prior year periods totaled $17.9 million and $9.0 million, respectively, related primarily to expenditures for opening new locations and renovating existing locations.

       Financing Activities

Net cash provided by financing activities was $139.8 million for the thirty-nine weeks ended November 1, 2008, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided by financing activities was $84.7 million for the thirty-nine weeks ended November 3, 2007.

Our Revolving Credit Agreement provides us with a line of credit up to $550.0 million to finance working capital needs. Effective with the November 2008 amendment to the Revolving Credit Agreement, the loans under Tranche A (up to $512.5 million) bear interest in accordance with an amended graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B (up to $37.5 million) bears interest at a floating rate equal to a margin of 3.50% over the Index Rate or 5.25% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 5.2% and 7.1% for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

      Borrowings under our Revolving Credit Agreement were $353.0 million at November 1, 2008, compared to $224.2 million at February 2, 2008 and $124.6 million at November 3, 2007. The average amounts outstanding under our Revolving Credit Agreement were $309.8 million and $106.5 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  At November 1, 2008, we had $71.6 million of availability ($41.6 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). Our available borrowings at November 1, 2008 represented our lowest level of excess availability during the thirty-nine weeks ended November 1, 2008 and reflects a decrease in borrowing availability under our Revolving Credit Agreement as a result of an inventory appraisal performed by our lenders in the third quarter of 2008. The lenders are currently performing another review which may further affect our borrowing capacity.  Refer to “Executive Overview -- Liquidity Matters” and Note 1 of Notes to the Consolidated Financial Statements.

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

       A significant amount of our operating cash flows will be used to pay interest with respect to the amounts due under our Revolving Credit Agreement, the Secured Notes and the Senior Notes. As of November 1, 2008, our outstanding borrowings were $553.0 million, which included a $200.0 million balance under the Senior Notes and a $353.0 million balance under our Revolving Credit Agreement. This compares to $324.6 million as of November 3, 2007, including a $200.0 million balance under the Senior Notes and a $124.6 million balance under our Revolving Credit Agreement.

       Our Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is the maintenance of a minimum of $30.0 million of availability under the facility. The indentures related to the Senior Notes and the Secured Notes contain restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.  We were in compliance with all such covenants relating to the Senior Notes Indenture as of November 1, 2008. Refer to Notes 1 and 7 of Notes to the Consolidated Financial Statements.

      The amounts required to satisfy the aggregate of our interest expense totaled $20.4 million and $14.2 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. The refinancing of the Senior Notes enables us to eliminate for two years a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes.

As of November 1, 2008, $166.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $217.9 million at February 2, 2008.

      The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of November 1, 2008 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012) (1)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes (1)	67,000	16,750	33,500	16,750	-
Operating lease obligations (2)	160,879	26,524	43,431	28,580	62,344
Revolving Credit Agreement (due 2012) (3)	352,952	352,952	-	-	-
Employment agreements	355	355	-	-	-
Contractual bonus (4)	171	171	-	-	-
Letters of credit	8,734	8,734	-	-	-
Total	$790,091	$405,486	$76,931	$245,330	$62,344

(1)	Refer to Note 15 of Notes to the Consolidated Financial Statements for recent transactions relating to the restructuring of the Senior Notes.
(2)	Represents future minimum payments under noncancellable operating leases as of February 2, 2008.
(3)	The above table excludes interest due under the Revolving Credit Agreement. Refer to Note 7 of Notes to the Consolidated Financial Statements.
(4)	Represents a special bonus for a senior executive equal to 50% of the executive’s salary if employed by us on the date specified in the executive’s employment agreement.

 The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $59.3 million for the thirty-nine weeks ended November 1, 2008, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and were excluded from the above table. There were no commercial commitments outstanding as of November 1, 2008 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirty-nine weeks ended November 1, 2008.

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

      Other Activities Affecting Liquidity

      We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $0.4 million at November 1, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and incentive compensation upon achieving specific financial goals.

      During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52% of our sales. The inability of Macy’s to pay its receivables could have a material adverse effect on our liquidity by requiring us to increase our reliance on our Revolving Credit Agreement to meet our debt service obligations and fund our working capital needs.

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2007 accounted for an average of approximately 44% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

The effect of inflation on our results of operations has not been material in the periods discussed.

Critical Accounting Policies and Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. There have been no changes in our significant accounting policies since February 2, 2008. Our significant accounting policies relate to merchandise inventories, vendor allowances, long-lived assets, revenue recognition, self-insurance reserves, income taxes and accounting for acquisitions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended February 2, 2008.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our high degree of leverage and the availability to us of financing and credit;

•	Low or negative growth in the economy or in the financial markets which reduces discretionary spending on goods perceived to be luxury items;

•	Our dependence on, or loss of, certain department store relationships, particularly with respect to Macy’s, due to the concentration of sales generated by that department store group;

•	Our ability to collect net sales proceeds from any of the department stores in which we operate and the impact of any such department store bankruptcy;

•	The impact of significant store closures by any of the department stores in which we operate;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to continue to obtain merchandise from our vendors on favorable credit terms;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales, expand our business or increase the number of locations we operate;

•	Our dependence on key officers;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending.

       Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A – “Risk Factors” included in our Form 10-K and in Part II of this report.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended November 1, 2008.

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

 PART II – OTHER INFORMATION

Item 1A. Risk Factors

       We are subject to a variety of risks which could materially affect our business, financial condition or future results, including but not limited to those referenced under the heading “Executive Overview -- Risks and Uncertainties” in Item 2 -- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q and those discussed in Item 1A – “Risk Factors” in our Form 10-K for the year ended February 2, 2008 and in our Form 10-Q for the quarter ended August 2, 2008.  Except as set forth under “Executive Overview -- Risks and Uncertainties” and elsewhere in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended February 2, 2008, as updated by the risk factors disclosed in our Form 10-Q for the quarter ended August 2, 2008, except as follows:

If we are unable to improve our liquidity and/or operating performance, we may be required to significantly curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

      The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession has created a highly challenging retail environment during 2008 and, in particular, in the third quarter and fourth quarter-to-date periods. These current conditions have negatively impacted our liquidity position and operating performance and our sales are significantly below our original projections.  There can be no assurances that our business operations, working capital and borrowing availability through the end of the fiscal year will be sufficient to meet current estimates of working capital requirements as well as allow us to maintain compliance with the $30.0 million minimum unused balance as required by our Revolving Credit Agreement. If we are unable to improve our liquidity and/or operating performance, we may be required to significantly curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

     A continuation of the recent deterioration of significant portions of the global financial markets, particularly if it worsens, could further negatively impact our performance, both by affecting the levels of sales to our customers and by affecting our counterparties and the U.S. economy generally.

Declines in discretionary spending or in the availability of consumer credit could further reduce the volume of merchandise we sell as well as the sales prices for the merchandise offered, and accordingly our gross margin, if we are required to reduce the sales prices of merchandise to compete in the current highly promotional retail selling environment.  In addition, concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. These negative economic conditions may result in financial difficulties for our vendors, the department stores in which we operate and the financial institutions that are counterparties to our credit facilities, which could negatively affect us.  It is not clear at this time what impact the federal government’s liquidity and funding initiatives that have been announced or that may be initiated in the future will have on the financial markets, on the broader U.S. and global economies, or ultimately on us.

Item 6.  Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Jewelry, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen, as stockholders’ agent (incorporated by reference to Exhibit 2.1 to Finlay Jewelry’s Current Report on Form 8-K filed on May 25, 2005).

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

3.1
Certificate of Incorporation of Finlay Jewelry, as amended (incorporated by reference to Exhibit 3.1 to Finlay Jewelry’s Form S-1 Registration Statement, Registration No. 33-59580 filed on March 11, 1993).

3.2	Amended and Restated By-Laws of Finlay Jewelry, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to Finlay Jewelry’s Current Report on Form 8-K filed on December 10, 2007).

3.2(a)
Amendment to Amended and Restated By-Laws of Finlay Jewelry, dated as of December 3, 2008 (incorporated by reference to Exhibit 3.2(a) to Finlay Jewelry’s Current Report on Form 8-K filed on December 9, 2008).

4.4(f)
Supplemental Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

4.7
Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (incorporated by reference to Exhibit 4.2 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

4.8
Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (incorporated by reference to Exhibit 4.3 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

4.9
Intercreditor Agreement dated as of November 26, 2008 between General Electric Capital Corporation, as first lien agent, HSBC Bank USA, National Association, as second lien agent and as third lien agent (incorporated by reference to Exhibit 4.4 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

10.8(h)
Amendment No. 1 dated as of November 18, 2008 to Fourth Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, and L. Congress, Inc., as borrowers, the Holding Company, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc. and Park Promenade LLC, as credit parties, General Electric Capital Corporation, as agent for the lenders, and the lenders parties thereto (incorporated by reference to Exhibit 10.2 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

10.28
Exchange and Purchase Agreement dated as of November 26, 2008 by and among Finlay Jewelry and certain beneficial holders of Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 parties thereto (incorporated by reference to Exhibit 10.1 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

10.29
Second Lien Security Agreement dated as of November 26, 2008, among Finlay Jewelry, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc., Carlyle & Co. Jewelers LLC, Park Promenade, LLC, L. Congress, Inc. and the Holding Company, as grantors, and HSBC Bank USA, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

10.30
Third Lien Security Agreement dated as of November 26, 2008, among Finlay Jewelry, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc., Carlyle & Co. Jewelers LLC, Park Promenade, LLC, L. Congress, Inc. and the Holding Company, as grantors, and HSBC Bank USA, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Finlay Jewelry’s Current Report on Form 8-K filed on December 3, 2008).

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

Date: December 16, 2008	FINLAY FINE JEWELRY CORPORATION

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick Senior Vice President, Treasurer and Chief Financial Officer (As both a duly authorized officer of registrant and as principal financial officer of registrant)